Form 10-K
period 2022-12-31
Bain Capital Private Credit
filed 2023-03-31
CIK 1899017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01474
BAIN CAPITAL PRIVATE CREDIT
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-6984749 (I.R.S. Employer Identification No.)
200 Clarendon Street, 37th Floor Boston, MA (Address of Principal Executive Office)	02116 (Zip Code)
(617) 516-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01
Class I Common shares of beneficial interest, par value $0.01
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 31, 2023 were 0, 0 and 200 of Class S, Class D and Class I common shares, respectively.

i

CERTAIN DEFINITIONS
Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our”, and the “Company” refer to Bain Capital Private Credit.
FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.
Summary of Risk Factors
Investing in our common shares (“Common Shares”) involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:
•
We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.

•
Price declines and illiquidity in the corporate debt markets, as well as macro market events affecting us or our portfolio companies, may adversely affect the fair value of our portfolio investments, reducing our net asset value (“NAV”) through increased net unrealized depreciation.

•
We may be unable to meet our investment objective or investment strategy.

•
We depend upon key personnel of Bain Capital Credit and our Advisor.

•
We depend on strong referral relationships to provide us with potential investment opportunities.

•
We may not replicate the historical results achieved by Bain Capital Credit, by our Advisor or by its affiliates.

•
There are significant actual or potential conflicts of interest that could affect our investment returns.

ii

•
We may need to raise additional capital and existing shareholders may be diluted by any such capital raise.

•
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.

•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•
Our board of trustees (the “Board”) may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

•
Our Advisor and Administrator can resign on 120 days’ and 60 days’ notice, respectively, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•
We and our Advisor are subject to regulations and SEC oversight, including limits on issuance of debt. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

•
The lack of liquidity in our investments may adversely affect our business.

•
We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.

•
Our portfolio companies may default or may need to restructure their obligations.

•
Our investments may be concentrated in a limited number of portfolio companies and industries.

•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC or do not distribute all of our taxable income.

•
Investing in our Common Shares involves an above average degree of risk.

•
The consequences of the conflict between Russia and Ukraine, including international sanctions, may have a negative impact on inflation and increase disruption to supply chains;

•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•
We may be the target of litigation.

iii

PART I
Item 1.
Business

General
Bain Capital Private Credit (the “Company”) was formed on December 21, 2021 as a Delaware statutory trust structured as an externally managed, closed-end, non-diversified management investment company. The Company has not commenced investment operations as of the date of this Annual Report. The Company elected on February 3, 2023 to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated, and intends to operate in a manner so as to continuously qualify, for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.
The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”). Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Board. The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of eight trustees, five of whom are independent.
Under normal conditions, we intend to invest at least 80% of our Managed Assets (measured at the time of investment) in private credit investments. “Managed Assets” means our total assets (including any assets attributable to money borrowed for investment purposes) minus the sum of our accrued liabilities (other than money borrowed for investment purposes). Our primary focus is capitalizing on opportunities by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be at fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Our investments are subject to a number of risks. See “Item 1A. Risk Factors — Risks Relating to Our Investments.”
Our investment strategy will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to help maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into directly originated loans, while also seeking attractive investment returns. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations.

The Investment Advisor
The Company’s investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act. The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor has served as the investment advisor for Bain Capital Specialty Finance, Inc., a publicly listed BDC since its inception in 2016. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.
The Advisor has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Bain Capital Credit, pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit’s investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”
About Bain Capital Credit
Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $60 billion in assets under management as of December 31, 2022. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $20.0 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $4.5 billion has been invested within the 12-month period ended December 31, 2022) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.
Bain Capital Credit is a wholly-owned subsidiary of Bain Capital, LP (“Bain Capital”) and the Advisor is a majority-owned subsidiary of Bain Capital Credit. As a diversified private investment firm, Bain Capital and its affiliates, including Bain Capital Credit and the Advisor, engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts, and provide investment banking, advisory, management and other services to funds and operating companies.
The Board of Trustees
Our business and affairs are managed under the direction of the Board. The Board consists of eight members, five of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Trustees.” The Independent Trustees compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities and oversight of our financing arrangements, investment activities and fair valuation of our assets.
Investment Decision Process
The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.

Sourcing and Idea Generation
The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global contacts as a means to generate middle market investment opportunities. Our Advisor also seeks to leverage the contacts of Bain Capital Credit’s industry groups, Trading Desk, Portfolio Group and Special Situations team, including private equity firms, banks and a variety of advisors and other intermediaries.
Investment Diligence & Recommendation
Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with the due diligence performed by its Private Credit Group. The group works with the close support of Bain Capital Credit’s industry groups. This diligence process typically begins with a detailed review of an offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will usually schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memoranda and accompanying credit packs. Work product also includes full models and covenant analysis.
Credit Committee Approval and Portfolio Construction
If the reviewing team deems an investment worthy of serious consideration, it generally must be presented to the credit committee, which is comprised of at least three experienced credit professionals, who are selected based on strategy and geography. A portfolio manager leads the decision making process for each investment and engages the credit committee throughout the investment process in order to prioritize and direct the underwriting of each potential investment opportunity. For middle market holdings, the path to exit an investment is often discussed at credit committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle market investments are illiquid, exits are driven by a sale of the portfolio company or a refinancing of the portfolio company’s debt.
Portfolio & Risk Management
Our Advisor utilizes Bain Capital Credit’s Private Credit Group for the daily monitoring of its respective credits after an investment has been made. Our Advisor believes that the ongoing monitoring of financial performance and market developments of portfolio investments is critical to successful investment management. Accordingly, our Advisor is actively involved in an on-going portfolio review process and attends board meetings. To the extent a portfolio investment is not meeting our Advisor’s expectations, our Advisor takes corrective action when it deems appropriate, which may include raising interest rates, gaining a more influential role on its board, taking warrants and, where appropriate, restructuring the balance sheet to take control of the company. Our Advisor will utilize the Bain Capital Credit Risk and Oversight Committee. The Risk and Oversight Committee is responsible for monitoring and reviewing risk management, including portfolio risk, counterparty risk and firm-wide risk issues. In addition to the methods noted above, there are a number of proprietary methods and tools used through all levels of Bain Capital Credit to manage portfolio risk.
Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.
We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.
We may borrow money from time to time within the levels permitted by the 1940 Act. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by holders of our Common Shares.
Investment Strategy
The Advisor, through the resources and personnel provided by Bain Capital Credit through the Resource Sharing Agreement, uses detailed business, industry and competitive analyses to make investments. In evaluating potential opportunities, Bain Capital Credit’s investment professionals typically complete market analyses to assess the attractiveness of a given industry and a specific investment and monitor, on an ongoing basis, financial performance and market developments. The Advisor’s approach to making investments generally involves evaluating the following business characteristics: market definition, market size and growth prospects, competitive analysis, historical financial performance, margin analysis and cost structure, quality of earnings, capital structure, access to capital markets and regulatory, risk analysis, tax and legal matters. Additionally, the Advisor places significant emphasis on the quality and track record of the controlling shareholders and management team as well as careful consideration to the underlying deal structure and documentation. When considering an investment that meets the Company’s return objectives, the Advisor seeks to mitigate downside risk.
We seek to create a broad and varied portfolio of investments across various industries as a method to manage risk and capitalize on specific sector trends, all concentrated in a small number of industries.
Investment Focus
Under normal conditions, we intend to invest at least 80% of our Managed Assets measured at the time of investment) in private credit investments. Our primary focus is capitalizing on opportunities by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in EBITDA. However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in equity securities, distressed debt, debtor in possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
We may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (i.e. junk bonds). Our investment strategy will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to help maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into directly originated loans, while also seeking attractive investment returns.
The Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•
comparisons to our other portfolio companies in the industry, if any;

•
attendance at and participation in board meetings or presentations by portfolio companies; and

•
review of monthly and quarterly financial statements and financial projections of portfolio companies.

The Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
•
An investment is rated 1 if, in the opinion of the Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•
An investment is rated 2 if, in the opinion of the Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•
An investment is rated 3 if, in the opinion of the Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•
An investment is rated 4 if, in the opinion of the Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.
We expect to use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.”

Investment Advisory Agreement; Administration Agreement
Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into an Investment Advisory Agreement with the Advisor, pursuant to which we have agreed to pay the Advisor a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our shareholders.
We pay our Advisor a fee for its services under the Investment Advisory Agreement. The fee consists of two components: a base management fee and an incentive fee.
The base management fee is calculated at an annual rate of 0.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable monthly in arrears. Base management fee for any partial month or quarter will be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month relative to the total number of days in such month). For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase. The fair value of derivative financial instruments held in the Company’s portfolio will be included in the calculation of gross assets of the Company.
We will pay the Advisor an incentive fee. The incentive fee will consist of two parts — the “Income Fee” and the “Capital Gains Fee” — which are described in more detail below.
The Income Fee will be calculated and payable quarterly in arrears based on the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters. For purposes of calculating the Income Fee, pre-incentive fee net investment income means the Company’s interest income, distribution income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding debt or preferred shares, but excluding any distribution or shareholder servicing fees and the Incentive Fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred shares with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.
Pre-incentive fee net investment income does not include any realized capital gains or realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.
Pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.75% per quarter (7% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of our Common Shares, including issuances pursuant to the Company’s distribution reinvestment plan) and distributions during the applicable calendar quarter.
The quarterly incentive fee based on income is calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” The incentive fee based on income that is paid to the Advisor in respect of a particular calendar quarter will equal the Excess Income Amount less the aggregate Income Fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.
The Income Fee for each calendar quarter is determined as follows:
(i)
No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;

(ii)
100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which the Company refers to as the “Catch-Up Amount,” determined as the sum of 2.0588% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-Up Amount” is meant to provide the Advisor with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters reaches the Catch-Up Amount in respect of the relevant Trailing Twelve Quarters; and

(iii)
15% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-Up Amount.

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)
Percentage of each Class’s Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
Incentive Fee Cap
The incentive fee based on income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in respect of any calendar quarter is an amount equal to 15% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.
“Cumulative Net Return” during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Income Fee to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Fee that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Fee that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

 Annual Incentive Fee Based on Capital Gains
The second part of the incentive fee is a Capital Gains Fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 15% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below.
Income Related Portion of Incentive Examples
Examples of Quarterly Incentive Fee Calculation:
Example 1 — Three Quarters in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Amount and Catch-up Amount
Assumptions
Stable net asset value (NAV) of $100 million across all quarters
Investment income for each of the quarters (including interest, dividends, fees, etc.) = 4.34%
Hurdle rate(1) = 1.75%
Management fee(1) = 0.1875%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income for each quarter
(investment income – (management fee + other expenses)) = %
Realized capital gains of 1% each quarter
Assumes no other quarters in the applicable Trailing Twelve Quarters

*
The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(1)
Represents 7% annualized hurdle rate and 0.75% annualized management fee.

(2)
Excludes organizational and offering expenses.

Incentive fee for first quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000

Hurdle Amount = Q1 NAV × 1.75% = $100,000,000 × 0.0175 = $1,750,000
Excess Income Amount = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Hurdle Amount = $4,000,000 – $1,750,000 = $2,250,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,750,000 (the Hurdle Amount) but less than 2.0588% × Q1 NAV, or $2,058,800. This Catch-up Fee Amount equals $308,800
Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($4,000,000 – $2,058,800) = $291,180
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $599,980
No income incentive fee previously paid during the Trailing Twelve Quarters
Incentive Fee Cap = 15% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the relevant Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 15% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Incentive fee for second quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 = $8,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.75% = $200,000,000 × 0.0175 = $3,500,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) – Hurdle Amount = $8,000,000 – $3,500,000 = $4,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,500,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV), or $4,117,600. This Catch-up Fee Amount equals $617,600
Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($8,000,000 – $4,117,600) = $582,360
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,199,960
$599,980 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q2 = income incentive fee payment – amount previously paid = $599,980
Incentive Fee Cap = 15% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the relevant Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 15% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

Incentive fee for third quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $$4,000,000 + $4,000,000 + $4,000,000 = $12,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.75% = $300,000,000 × 0.0175 = $5,250,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) – Hurdle Amount = $12,000,000 –$5,250,000 = $6,750,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $5,250,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV + Q3 NAV), or $6,176,400. This Catch-up Fee Amount equals $926,400
Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($12,000,000 – $6,176,400) = $873,540
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,799,940
$1,199,960 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment – amount previously paid = $599,980
Incentive Fee Cap = 15% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the relevant Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 15% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Example 2 — Three Quarters in which Pre-Incentive Fee Net Investment Income does not meet the Hurdle Amount for one Quarter
Assumptions
Stable NAV of $100 million across all quarters
Investment income for Q1 (including interest, dividends, fees, etc.) = 0.34%
Investment income for Q2 (including interest, dividends, fees, etc.) = 4.34%
Investment income for Q3 (including interest, dividends, fees, etc.) = 4.84%
Hurdle rate(1) = 1.75%
Management fee(1) = 0.1875%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525% for each quarter
Pre-incentive fee net investment income for Q1
(investment income – (management fee + other expenses)) = 0.0%
Pre-incentive fee net investment income for Q2

(investment income – (management fee + other expenses)) = 4.0%
Pre-incentive fee net investment income for Q3
(investment income – (management fee + other expenses)) = 4.5%
Realized capital gains of 1% each quarter
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $0
Hurdle Amount = Q1 NAV × 1.75% = $100,000,000 × 0.0175 = $1,750,000
Aggregate pre-incentive fee net investment income < Hurdle Amount. Therefore, no income incentive fee is payable for the quarter
Incentive fee for second quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $0 + $4,000,000 = $4,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.75% = $200,000,000 × 0.0175 = $3,500,000
Excess Income Amount = (aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)) – Hurdle Amount –  $4,000,000 – $3,000,000 = $500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,500,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV), or $4,117,600. This Catch-up Fee Amount equals $4,000,000 – $3,500,000, or $500,000
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters < the Catch-up Amount
Income incentive fee payment = $500,000
$0 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q2 = income incentive fee payment – amount previously paid = $500,000
Incentive Fee Cap = 15% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 15% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Incentive fee for third quarter
Aggregate pre-incentive fee net investment income = $0 + $4,000,000 + $4,500,000 = $8,500,000
Hurdle Amount = (Q1 NAV + Q2 NAV +Q3 NAV) × 1.75% = $300,000,000 × 0.0175 = $5,250,000

Excess Income Amount = (aggregate pre-incentive fee net investment income for Q1, Q2 and Q3) – Hurdle Amount = $8,500,000 – $5,250,000 = $3,250,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $5,250,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV + Q3 NAV), or $6,176,400. This Catch-up Fee Amount equals $6,176,400 – $5,250,000, or $926,400
Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($8,500,000 – $6,176,400) = $348,540
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,274,940
$500,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment – amount previously paid = $774,940
Incentive Fee Cap = 15% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 15% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Example 3 — Three Quarters in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses
Assumptions
Stable NAV of $100 million across all quarters
Investment income for each of the quarters (including interest, dividends, fees, etc.) = 4.34%
Hurdle rate(1) = 1.75%
Management fee(1) = 0.1875%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 4.0%
Unrealized capital losses of 1% each of Q1 and Q2 and a 3% unrealized loss in Q3
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate pre-incentive fee net investment income = $4,000,000
Hurdle Amount = Q1 NAV × 1.75% = $100,000,000 × 0.0175 = $1,750,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Hurdle Amount = $4,000,000 – $1,750,000 = $2,250,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,750,000 (the Hurdle Amount) but less than 2.0588% × Q1 NAV, or $2,058,800. This Catch-up Fee Amount equals $308,800

Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($4,000,000 – $2,058,800) = $291,180
Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $599,980
No income incentive fee previously paid during the Trailing Twelve Quarters
Incentive Fee Cap = 15% of Cumulative Net Return during the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss during the relevant Trailing Twelve Quarters
Net Capital Loss = $1,000,000
Cumulative Net Return = $4,000,000 – $1,000,000 = $3,000,000
Therefore Incentive Fee Cap = 15% × $3,000,000 = $450,000. Since the Incentive Fee Cap ($450,000) is less than the income incentive fee ($599,980), the Incentive Fee Cap is applied and a $450,000 income incentive fee is paid for the quarter
Incentive fee for second quarter
Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 = $8,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.75% = $200,000,000 × 0.0175 = $3,500,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) – Hurdle Amount = $8,000,000 – $3,500,000 = $4,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,500,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV), or $4,117,600. This Catch-up Fee Amount equals $617,600
Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($8,000,000 – $4,117,600) = $582,360
Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,199,960
$450,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q2 = income incentive fee payment – amount previously paid = $749,960
Incentive Fee Cap = 15% of Cumulative Net Return for the Trailing Twelve Quarters – income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $2,000,000 Cumulative Net Return = $8,000,000 – $2,000,000 = $6,000,000
Therefore Incentive Fee Cap = (15% × $6,000,000) – $450,000 = $450,000. Since the Incentive Fee Cap ($450,000) is less than the income incentive fee ($749,960), the Incentive Fee Cap is applied and a $450,000 income incentive fee is paid for the quarter
Incentive fee for third quarter
Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.75% = $300,000,000 × 0.0175 = $5,250,000

Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) – Hurdle Amount = $12,000,000 –  $5,250,000 = $6,750,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $5,250,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV + Q3 NAV), or $6,176,400. This Catch-up Fee Amount equals $926,400
Post Catch-up Fee Amount = 15% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.15 × ($12,000,000 – $6,176,400) = $873,540
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,799,940
$900,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment – amount previously paid = $899,940
Incentive Fee Cap = 15% of Cumulative Net Return for the Trailing Twelve Quarters – income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $5,000,000 Cumulative Net Return = $12,000,000 – $5,000,000 = $7,000,000
Therefore Incentive Fee Cap = (15% × $7,000,000) – $900,000 previously paid during the Trailing Twelve Quarters = $150,000. Since the Incentive Fee Cap ($150,000) is less than the income incentive fee ($899,940), the Incentive Fee Cap is applied and a $150,000 income incentive fee is paid for the quarter
Example of Capital Gains Portion of Incentive Fee:
Assumptions
Year 1: $25.0 million investment made in Company A (“Investment A”), $35.0 million investment made in Company B (“Investment B”) and $30.0 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $35.0 million, fair value of Investment B determined to be $30.0 million and fair value of Investment C determined to be $32.0 million
Year 3: Fair value of Investment B determined to be $34.0 million and Investment C sold for $35.0 million
Year 4: Fair value of Investment B determined to be $45.0 million
Determination of Incentive Fee based on capital gains
The Incentive Fee based on capital gains, if any, would be:
Year 1: None
Year 2: $0.75 million
The portion of the incentive fee based on capital gains equals (A) 15% of our realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus (B) the aggregate amount of any previously paid capital gain incentive. Therefore, using the assumptions above, the incentive fee based on capital gains equals (A) 15% × ($10.0 million – $5.0 million) minus (B) $0. Therefore, the incentive fee based on capital gains equals $0.75 million.

Year 3: $1.350 million, which is calculated as follows:
The incentive fee based on capital gains equals (A) 15% × ($15.0 million – $1.0 million) minus (B) $0.75 million. Therefore, the incentive fee based on capital gains equals $1.350 million.
Year 4: $0.15 million, which is calculated as follows:
The incentive fee based on capital gains equals (x) (A) 15% × ($15.0 million – $0.0 million) minus (B) $2.1 million. Therefore, the incentive fee based on capital gains equals $0.15 million.
The Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.
We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our chief compliance office (“Chief Compliance Officer”) and chief financial officer (“Chief Financial Officer”)) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”) internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.
Both the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other (120 days’ written notice in the case of termination of the Investment Advisory Agreement by our Advisor). Upon termination of the Investment Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company’s operations. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We are dependent upon key personnel of Bain Capital Credit and our Advisor.”
Under the Investment Advisory Agreement, the Advisor shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Investment Advisory Agreement relates, provided that the Advisor shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). The Investment Advisory Agreement provides that, absent disabling conduct, the Advisor and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the

“Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisor’s services under the Investment Advisory Agreement or otherwise as adviser for us. The Advisor shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Advisor in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Advisor had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Advisor, an affiliate of the Advisor or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.
United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement will constitute a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.
Fees and Expenses
Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:
•
organization and offering expenses associated with this offering (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);

•
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisers that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services);
•
the cost of calculating the Company’s net asset value (“NAV”), including the cost of any third-party valuation services;

•
the cost of effecting any sales and repurchases of the Common Shares and other securities;

•
fees and expenses payable under any managing dealer and selected dealer agreements, if any;

•
interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;

•
all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

•
costs of derivatives and hedging;

•
expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisor, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;

•
expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Advisor to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

•
the allocated costs incurred by the Advisor and the administrator in providing managerial assistance to those portfolio companies that request it;

•
all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Advisor is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Advisor or its affiliates) reasonably necessary and/or
•
advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates as lessor in connection therewith));

•
transfer agent, distribution/dividend agent and custodial fees;

•
fees and expenses associated with marketing efforts;

•
federal and state registration fees, franchise fees, costs associated with an exchange listing (including stock exchange listing fees) and fees payable to rating agencies;

•
independent trustees’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent trustees;

•
costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

•
all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Advisor or its affiliates in connection with such provision of services thereby);

•
the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Trustee meetings;

•
proxy voting expenses;

•
costs of registration rights granted to certain investors;

•
any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Advisor lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

•
all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Trustees and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

•
all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Advisor’s or its affiliates’ internal and third-party research groups (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Advisor and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
•
the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a business development company;

•
costs associated with individual or group shareholders;

•
fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums;

•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

•
all fees, costs and expenses of winding up and liquidating the Company’s assets;

•
extraordinary expenses (such as litigation or indemnification);

•
all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Advisor relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Advisor and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;

•
costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

•
costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Advisor or its affiliates for meetings with existing investors and any broker-dealers, registered investment advisors, financial and other advisors representing such existing investors; and

•
all other expenses incurred by the Administrator in connection with administering the Company’s business.

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million for the year ended December 31, 2022, which is included in other general and administrative expenses on the statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital.
All of the foregoing expenses are ultimately borne by our shareholders.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf. The Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our shareholders to constitute a return of capital.
The Advisor is authorized to determine the broker to be used for each securities transaction. In selecting brokers to execute transactions, the Advisor need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. In selecting brokers, the Advisor may or may not negotiate “execution only” commission rates and thus we may be deemed to be paying for other services provided by the broker that are included in the commission rate. In negotiating commission rates, the Advisor will take into account the financial stability and reputation of the broker and the brokerage, research and other services provided to us, the Advisor and other customers of the Advisor and its affiliates by such broker, even though we may not, in any particular instance, be the direct or indirect beneficiaries of the research or other services provided and the base management fee payable to the Advisor is not reduced because it receives such services. In addition, the Advisor may direct commissions to certain brokers that on the foregoing basis may furnish other services to us, the Advisor and other customers of the Advisor and its affiliates, such as telephone lines, news and quotation equipment, electronic office equipment, account record keeping and clerical services, trading software, financial publications and economic consulting services. As a result of the brokerage practices described above, the levels of commission paid and prices paid or received by us in securities transactions may be less favorable than in securities transactions effected on a best price and execution basis.
Capital Resources and Borrowings
We anticipate cash to be generated from future offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.
Warehousing Transaction
We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, the Company entered into three facility agreements (the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we receive subscriptions for our shares of at least $100 million (the “Capital Condition”), we have no obligation to purchase the Portfolio Investments under the Facility Agreements. As of December 31, 2022, there were 20 loans (consisting of 11 portfolio companies) that the Financing Provider previously acquired with a fair market value of $130.8 million as compared to a $130.8 million purchase obligation relating to the Portfolio Investments under the Facility Agreements (excluding the impacts of interest receivable on investments, fees payable to the Financing Provider and foreign currency). As of December 31, 2022, the Capital Condition was not met.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, which is an “opt-out” distribution reinvestment plan. Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, or who have elected to “opt out” of the plan) will have their cash distributions automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees.
Administration
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Advisor or its affiliates or by subcontractors, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is an employee of our Advisor or its affiliates. See “Item 10. Trustees, Executive Officers and Corporate Governance.” Our day-to-day investment operations are managed by our Advisor. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor or its affiliates or by subcontractors.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by shareholders and from other sources to make long-term, private investments in businesses.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our Trustees must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which the Advisor or any of its affiliates currently has an investment or to make any co-investments with the Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. tax purposes.
We are not generally able to issue and sell our Common Shares at a price per share below NAV. We may, however, sell our Common Shares, or warrants, options, or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our shareholders to issue Common Shares at a price below its then current NAV per share.
As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors.”
Qualifying Assets
We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)
securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)
is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)
satisfies either of the following:

i.
does not have any class of securities that is traded on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or;

ii.
is controlled by a BDC or a group of companies including a BDC the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)
securities of any eligible portfolio company which we control;

(3)
securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;

(4)
securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;

(5)
securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; and

(6)
cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022.
Managerial Assistance to Portfolio Companies
A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Monitoring Investments
In most cases, we will not have influence over the Board of our portfolio companies. In some instances, the Advisor’s investment professionals may obtain board representation or observation rights in conjunction with our investments. In conjunction with the Advisor’s Credit Committee and the Board, the Advisor will take an active approach in monitoring all investments, which includes reviews of financial performance on at least a quarterly basis and may include discussions with management and/or the equity sponsor. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information regarding portfolio companies.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. See “Item 1. Business — Certain U.S. Federal Income Tax Consequences — Election to be Subject to be Taxed as a RIC.” Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On November 11, 2022, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day.
While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors” — Risks Relating to Our Business and Structure — Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.
The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share, one vote); and (ii) preferred shareholders must have the right, as a class, to appoint Trustees to the Board.
Code of Ethics
As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Advisor have adopted a code of ethics which apply to, among others, our and the Advisor’s executive officers, including our chief executive officer (“Chief Executive Officer”) and Chief Financial Officer, as well as the Advisor’s officers, directors and employees. Our code of ethics generally will not permit investments by our and the Advisor’s personnel in securities that may be purchased or sold by us.
We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to Investor Relations, Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116, Attention: Bain Capital Private Credit, Investor Relations, or by emailing us at creditinfo@baincapital.com.

Compliance Policies and Procedures
We and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements may affect us. For example:
•
pursuant to Rule 13a-14 under the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•
pursuant to Item 307 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
if the Company no longer qualifies as an emerging growth company and is a large accelerated filer, pursuant to Rule 13a-15 under the Exchange Act, our management report regarding its assessment of our internal control over financial reporting must be audited by our independent public accounting firm; and

•
pursuant to Item 308 under Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Proxy Voting Policies and Procedures
We will delegate our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor and our non-interested Trustees will receive a copy annually, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that conflicts of interest may arise from time to time in relation to proxy voting requirements. A conflict between the Advisor and any client can arise in a number of situations. The following non-exclusive examples illustrate conflicts of interest that could arise:
•
A failure to vote in favor of a position supported by management may harm the relationship the Advisor or the Company has with the company;

•
A failure to vote in favor of a particular proposal may harm the relationship the Advisor or the Company has with the proponent of the proposal;

•
A failure to vote for or against a particular proposal may adversely affect a business or personal relationship, such as when an officer of the Advisor has a spouse or other relative who serves as a director of the company, is employed by the company or otherwise has an economic interest therein; or

•
Conflicts arising from investment positions held by affiliates of the Advisor.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Advisor intends to vote proxies or similar corporate actions in accordance with the best interests of our shareholders, taking into account such factors as it deems relevant in its sole discretion. Upon receipt of a proxy request, the Advisor’s Operations department contacts a senior investment professional responsible for the issuer. The senior investment professional communicates the proxy voting decision to Operations. The hard-copy documentation is completed by Operations and sent back to the appropriate party. Operations maintains a log of all proxy voting documentation received and the status thereof.
Privacy Principles
We are committed to maintaining the privacy of our shareholders and to safeguarding their non-public personal information. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Pursuant to our privacy policy, we will not disclose any non-public personal information concerning any of our shareholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P under the Gramm — Leach Bliley Act, as amended. We generally will not use or disclose any shareholder information for any purpose other than as required by law.
We may collect non-public information about investors from our Subscription Agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our shareholders or former shareholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information will use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our shareholders.
In order to guard our shareholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our shareholders will generally be stored on secured servers. An individual shareholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.
Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription.
Information Available
Our address is 200 Clarendon Street, 37th Floor, Boston, MA 02116. Our phone number is (617) 516-2000, and our internet address is https://www.baincapitalprivatecredit.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and investors should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.
The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.
Certain U.S. Federal Income Tax Consequences
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations) pension plans and trusts, financial institutions, real estate investment trusts, RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our Common Shares as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of our Common Shares that is, for U.S. federal income tax purposes:
•
a citizen or individual resident of the United States;

•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “non-U.S. shareholder” is a beneficial owner of our Common Shares that is not a U.S. shareholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our Common Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold our Common Shares should consult its tax advisors with respect to the purchase, ownership and disposition of our Common Shares.
Tax matters are very complicated and the tax consequences to an investor of an investment in our Common Shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to be Subject to be Taxed as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our shareholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
Taxation as a RIC
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute (or are deemed to timely distribute) to shareholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed or are deemed distributed to our shareholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•
qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•
diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (collectively, the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities. For the purpose of determining whether the Company satisfies the 90% Income Test and the Diversification Tests described above, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are treated as disregarded as separate from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. Further, for purposes of calculating the value of our investment in the securities of an issuer for purposes of determining the 25% requirement described above, the Company’s proper proportion of any investment in the securities of that issuer that are held by a member of our “controlled group” must be aggregated with our investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with us if (a) at least 20% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) we directly own at least 20% or more of the combined voting stock of at least one of the other corporations.
In addition, as a RIC we will be subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Any underwriting fees paid to us are not deductible. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those taxable years.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections that are intended to maintain our status as a RIC and avoid a fund-level tax.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates (and any applicable U.S. state and local taxes). The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure investors that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates (as well as any applicable U.S. state and local taxes), we would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate shareholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
Although we expect to operate in a manner so as to qualify continuously as a RIC, we or our Advisor may decide in the future that we should be taxed as a C corporation, even if we would otherwise qualify as a RIC, if we determine that treatment as a C corporation for a particular year would be in our best interest.

Item 1A.
Risk Factors

Investing in our Common Shares involves a number of significant risks. The investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our Common Shares could decline, and an investor may lose all or part of his, her or its investment.
Risks Relating to Our Business and Structure
We have no operating history.
The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with no operating history. As a result, we have no track record or history on which investors can evaluate an investment in us. There can be no assurance that we will achieve the results achieved by past investments of Bain Capital Credit or our Advisor. Past performance should not be relied upon as an indication of future results. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of a shareholder’s investment could decline substantially or that the shareholder will suffer a complete loss of its investment in us.
We may be unable to meet our investment objectives or investment strategy.
Investing in us is intended for long-term investors who can accept the risks associated with investing primarily in potentially illiquid, privately negotiated (i) senior first lien, stretch senior (as further described hereinafter), senior second lien and unitranche loans, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. There can be no assurance that we will achieve our investment or performance objectives, including our targeted returns. Accordingly, the possibility of partial or total loss of our capital exists.
There may be limited liquidity and restrictions on withdrawal on an investment in the Company.
An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.
Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our net asset value per share on the last day of such quarter, which may be lower than the price that shareholders paid for our Common Shares. As a result, to shareholders paid a price that includes the related sales load and to the extent shareholders have the ability to sell Common Shares pursuant to our share repurchase program, the price at which shareholders may sell Common Shares may be lower than the amount such shareholder paid in connection with the purchase of Common Shares in this offering.
There may be risks regarding distributions and repurchases of Common Shares.
The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
For a period of time following commencement of this offering, which time period may be significant, we expect substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our Advisor and its affiliates, including through the waiver of certain investment advisory fees by our Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by our Advisor and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. In addition, the initial advancement of expenses or waiver of fees by our Advisor and its affiliates may prevent a decline in NAV in the short term, and our reimbursement of these amounts may reduce our NAV in the future. Other than as set forth in this Annual Report, our Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.
Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains.
If a share repurchase program is adopted by our Board, such a program may be amended, suspended or terminated at any time in the Board’s discretion. Shareholders may not be able to sell their shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.
In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.
We are dependent upon key personnel of Bain Capital Credit and our Advisor.
Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the financial and managerial expertise of our Advisor, including with resources utilized from Bain Capital Credit. Although we have attempted to foster a team approach to investing, the loss of key individuals employed by Bain Capital Credit or our Advisor could have a material adverse effect on our financial condition, performance and ability to achieve our investment objectives. If these individuals do not maintain their employment or other existing relationships with Bain Capital Credit or our Advisor and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio.

Bain Capital Credit’s and our Advisor’s investment professionals have substantial responsibilities in connection with the other funds and accounts managed by Bain Capital Credit (“Bain Capital Credit Funds” or “Bain Capital Credit Clients”). The personnel of Bain Capital Credit may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment. The employees of our Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of our Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of our Advisor cease to be actively involved with us, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct our business. The Board intends to evaluate the commitment and performance of our Advisor in conjunction with the annual approval of the Investment Advisory Agreement and Administration Agreement.
Under the Resource Sharing Agreement, Bain Capital Credit has agreed to provide our Advisor with experienced investment professionals necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days’ notice. We cannot assure shareholders that Bain Capital Credit will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure shareholders that our Advisor will enforce the Resource Sharing Agreement if Bain Capital Credit fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Bain Capital Credit and its affiliates or their information and deal flow. The Advisor, Bain Capital Credit and/or their affiliates will enter into employment contracts with and provide life insurance for their key personnel.
Further, we depend upon Bain Capital Credit and our Advisor to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If they fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of Bain Capital Credit and our Advisor have relationships are not obligated to provide us with investment opportunities, and we cannot assure investors that these relationships will generate investment opportunities for us in the future.
We may not replicate the historical results achieved by Bain Capital Credit, or by our Advisor or its affiliates.
Our primary focus in making investments may differ from those of existing Bain Capital Credit Funds and the funds and accounts managed by the Affiliate Advisors (including our Advisor’s funds) (“Related Funds”). Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate our own historical performance, the historical success of Bain Capital Credit or the historical performance of Bain Capital Credit Funds and/or Related Funds, and we caution shareholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure investors that we will be profitable in the future or that our Advisor will be able to continue to implement our investment objectives with the same degree of success as it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
The due diligence process that our Advisor undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.
Our Advisor’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Advisor will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of our Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new credit or other borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.
Our executive officers and Trustees, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest.
The executive officers and Trustees and other employees of Bain Capital Credit and our Advisor, including our portfolio managers, are, or may be, investors in, or serve, or may serve, as officers, directors, members, or principals of, entities that operate in the same or a related line of business as we do, or of Bain Capital Credit Clients. Similarly, Bain Capital Credit and Affiliated Advisors may have other clients with similar, different or competing investment objectives. Accordingly, the members of the professional staff of Bain Capital Credit and our Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit.
In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the professional staff of Bain Capital Credit will devote as much time to our management as appropriate to enable our Advisor to perform its duties in accordance with the Investment Advisory Agreement, Bain Capital Credit has, and will continue to have management responsibilities for Bain Capital Credit Clients. There is a potential that we will compete with these Bain Capital Credit Clients, for capital and investment opportunities. As a result, Bain Capital Credit and our portfolio managers will face conflicts in the allocation of investment opportunities among us and the Bain Capital Credit Clients and may make certain investments that are appropriate for us but for which we receive a relatively small allocation of such investment or no allocation at all. Bain Capital Credit intends to allocate investment opportunities among eligible Bain Capital Credit Clients in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in investments made by investment funds managed by our Advisor or an investment manager affiliated with our Advisor, including Bain Capital Credit. If our Advisor recommends a particular level of investment for us, and the aggregate amount recommended by our Advisor for us and for other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of such Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice, which is generally pro rata based on order size. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
Further, to the extent permitted by applicable law, we and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
Bain Capital Credit’s Credit Committee, our Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
The executive officers and directors, principals and other employees of Bain Capital Credit and our Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf, and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, the policies of Bain Capital, or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Bain Capital that may benefit from such information, and this prohibition may have an adverse effect on us.
Our management and incentive fee structure may create incentives for our Advisor that are not fully aligned with the interests of our shareholders and may induce our Advisor to make speculative investments.
In the course of our investing activities, we will pay management and incentive fees to our Advisor. We have entered into an Investment Advisory Agreement with our Advisor that provides that these fees will be based on the value of our gross assets (which includes assets purchased with borrowed amounts or other forms of leverage but excludes cash and cash equivalents), instead of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable). As a result, investors in our Common Shares will invest on a “gross” basis and receive distributions on a “net” basis after expenses, including the costs of leverage, resulting in a lower rate of return than one might achieve if distributions were made on a gross basis. Because our management fees are based on the value of our gross assets, the incurrence of debt or the use of leverage will increase the management fees due to our Advisor. As such, our Advisor may have an incentive to use leverage to make additional investments. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, our incentive fee would become payable to our Advisor (i.e., exceed the Hurdle Amount) at a lower average return on our portfolio. Thus, if we incur additional leverage, our Advisor may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of our Advisor has interests that differ from those of our shareholders, giving rise to a conflict. Furthermore, there is a risk our Advisor will make more speculative investments in an effort to receive this payment. Payment-in-kind (“PIK”) interest and original issue discount (“OID”) would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our AUM and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor.
Our Advisor may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. PIK interest and OID would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our AUM and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor. Our Advisor may thus have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash. This risk could be increased because our Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero coupon securities).
The Board is charged with protecting our interests by monitoring how our Advisor addresses these and other conflicts of interests associated with its services and compensation. While they will not review or approve each investment decision or incurrence of leverage, our Independent Trustees will periodically review our Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Independent Trustees will consider whether our fees and expenses (including those related to leverage) remain appropriate.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our shareholders bears his or her share of the management and incentive fees of our Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
Conflicts created by valuation process for certain portfolio holdings.
We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board has designated the Advisor as “Valuation Designee” to perform fair value determinations for these investments pursuant to Rule 2a-5 under the 1940 Act, as described below in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Advisor’s investment professionals in our valuation process, and the pecuniary interest in our Advisor by certain members of the Board, could result in a conflict of interest as our Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.
Conflicts may arise related to other arrangements with Bain Capital Credit and our Advisor’s other affiliates.
We have entered into an Administration Agreement with our Administrator pursuant to which we are required to pay to our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, our Advisor has entered into a Resource Sharing Agreement with Bain Capital Credit pursuant to which Bain Capital Credit provides our Advisor with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. These agreements create conflicts of interest that the Independent Trustees will monitor.
Our Advisor has limited liability and is entitled to indemnification under the Investment Advisory Agreement.
Under the Investment Advisory Agreement, our Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. Our Advisor is not responsible for any action of the Board in following or declining to follow our Advisor’s advice or recommendations. Under the Investment Advisory Agreement, our Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, including without limitation our Administrator, will not be liable to us for any actions taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Advisor’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our Advisor’s duties or by reason of the reckless disregard of our Advisor’s duties and obligations under the Investment Advisory Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of investing in assets meeting our investment objectives is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including BDCs, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have more experience than us and considerably greater resources than us and access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than ours, and thus these competitors may have advantages not shared by us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the requirements we must satisfy to maintain our RIC qualification. Increased competition for, or a diminishment in the available supply of, investments suitable for us could result in lower returns on such investments and have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. We may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third-party service providers.
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with Bain Capital Credit Funds and Related Funds. See “— Our executive officers and Trustees, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest.”
We may need to raise additional capital.
We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain additional capital to fund new investments and grow our portfolio of investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute in respect of each taxable year for U.S. federal income tax purposes an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, for such taxable year to our shareholders to maintain our ability to be eligible for treatment as a RIC. Amounts so distributed will not be available to fund new investments or repay maturing debt. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.
Further, we may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
Our business could be adversely affected in the event we default under our debt agreements.
In the event we default on any credit or other borrowing facility or if we receive margin calls or are otherwise required to post additional collateral (which may occur as a consequence of increased volatility and uncertainty in global markets, including that related to the economic impact of the COVID-19 outbreak), our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to make distributions, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.
In addition, following any such default, the agent for the lenders under the relevant credit facility or such future credit or other borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Lastly, as a result of any such default, we may be unable to obtain additional leverage, which could, in turn, affect our return on capital.
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we currently borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our debt agreements and any future credit or other borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distribution payments on our Common Shares. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our Advisor.
We cannot assure investors that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our debt agreements or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure investors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure investors that any such actions, if necessary, could be affected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
The Small Business Credit Availability Act (the “SBCAA”) modified the applicable section of the 1940 Act and decreased the asset coverage requirements applicable to BDCs from 200% to 150% (subject to either shareholder approval or approval of both a majority of the Board and a majority of Trustees who are not interested persons). As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings, at least equals 150% after such issuance. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Advisor’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure shareholders that we will be able to obtain credit at all or on terms acceptable to us.
The expected discontinuation of LIBOR could have a significant impact on our business.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. In April 2018, the U.S. Federal Reserve began publishing an alternative rate for U.S. dollar LIBOR called the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Given the inherent differences between LIBOR, SOFR and SONIA, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR, SONIA or other replacement rates may fail to gain market acceptance. Any failure of SOFR, SONIA or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.
On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S.

dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the CLO market, the leveraged loan market and/or us. At this time, U.S. dollar LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12‑month). All remaining U.S. dollar LIBOR settings will cease to be published after June 30, 2023, absent subsequent action by the relevant authorities.
On July 29, 2021, the Alternative Reference Rates Committee formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable.
The expected discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR including, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. There may also be additional issues associated with our current processes and information systems that will need to be identified and evaluated by us. If a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our shareholders. Further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
We are and may be subject to restrictions under our debt agreements and any future credit or other borrowing facility that could adversely impact our business.
Our debt agreements may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests as well as negative covenants included in our debt agreements or any future credit or other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our debt agreements or any future credit or other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay distributions.
In addition, under our debt agreements and any future credit or other borrowing facilities, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as restrictions on leverage, which may affect the amount of funding that may be obtained. For example, proceeds of the loans under the credit facilities may be used to acquire certain qualifying loans and such other uses as permitted under the credit facilities. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our debt agreements or any future credit or other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and/or make distributions to shareholders required to maintain our ability to be eligible for treatment as a RIC.
The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.
We expect that many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, the Advisor will value these investments pursuant to its own written valuation policies and procedures as approved by the Board, pursuant to its delegation to the Advisor, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under ASC Topic 820, Fair Value Measurement (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Advisor as the Valuation Designee and not by such third-party valuation firm. The types of factors that the Advisor may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.
Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, our fair valuation process could make it more difficult for investors to accurately value our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger public competitors.
Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. Further, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.
We will adjust on a monthly basis the valuation of our portfolio to reflect the Advisor’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation could negatively impact our operations, cash flows or financial condition or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of our Advisor to other types of investments in which our Advisor could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment. If we invest in commodity interests in the future, our Advisor could determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If we or our Advisor were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
Further, there has been increasing commentary among regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). We are an entity outside the regulated banking system and certain of our activities may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, we and our Advisor could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render our continued operation unviable and lead to its premature termination or restructuring.
The central banks and, in particular, the Federal Reserve, have taken unprecedented steps in recent periods. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks. These heightened risks could also include, but are not limited to: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitation on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
We are subject to certain risks related to being an “emerging growth company”.
We will be and we will remain an “emerging growth company” as defined in the JOBS Act for five years after initial public offering or until or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions.
The Board may change our investment objectives, operating policies and strategies without prior notice or shareholder approval.
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and financial condition. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.
Provisions of the Delaware Statutory Trust Act and of our Declaration of Trust and Bylaws could deter takeover attempts.
The Delaware Statutory Trust Act, as amended (the “DSTA”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our Trustees. Our Declaration of Trust (“Declaration of Trust”) and bylaws (“Bylaws”) contain provisions that limit liability and provide for indemnification of our trustees and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Declaration of Trust that classify the Board in three classes serving staggered three-year terms, and provisions of our Declaration of Trust authorizing our Board to classify or reclassify shares in one or more classes or series and to cause the issuance of additional Common Shares. These provisions, as well as other provisions we have adopted or may adopt in our Declaration of Trust and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.
Provisions in our Declaration of Trust could make it more difficult for a potential acquirer to acquire us.
Our Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; our Board may, without shareholder action, amend our Declaration of Trust to increase the number of our Common Shares, of any class or series, that we will have authority to issue; and our Declaration of Trust provides that, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each. These provisions may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future our Common Shares and could entrench management. In particular, a classified Board with three-year staggered terms could delay the ability of shareholders to change the membership of a majority of the Board.
Our Declaration of Trust requires, to the fullest extent permitted by law and except for claims arising under federal or state securities laws, that derivative actions brought in our name, actions against our Trustees, officers, other employees or shareholders for breach of fiduciary duty and other similar actions may be brought in a federal or state court located in the state of Delaware.
Our Declaration of Trust provides that, to the fullest extent permitted by law and except for claims arising under federal or state securities laws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our Trustees, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the DSTA, our Declaration of Trust or Bylaws or the securities, antifraud, unfair trade practices or similar laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a federal or state court located in the state of Delaware. Any person or entity purchasing or otherwise acquiring any interest in our Common Shares shall be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions and to have irrevocably submitted to, and waived any objection to, the exclusive jurisdiction of such courts in connection with any such action or proceeding and consented to process being served in any such action or proceeding, without limitation, by United States mail addressed to the shareholder at the shareholder’s address as it appears on our records, with postage thereon prepaid.
This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our Trustees, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Declaration of Trust to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our Advisor has the ability to terminate the Investment Advisory Agreement on 120 days’ written notice and our Administrator has the ability to terminate the Administration Agreement on 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Investment Advisory Agreement provides that it is terminable (a) by the Company upon 60 days’ written notice to the Advisor: (i) upon the affirmative vote of holders of a majority of the outstanding voting securities of the Company entitled to vote on the matter (as “majority of the outstanding voting securities” is defined in Section 2(a)(42) of the 1940 Act) or (ii) by the vote of the Independent Trustees; or (b) by the Advisor upon not less than one hundred twenty (120) days’ written notice to the Company, in each case without cause or penalty. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor or our Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or 60 days, as applicable, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations as well as our ability to pay distributions to our shareholders are likely to be adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor, or our Administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
In addition, if our Advisor resigns or is terminated, we would lose the benefits of our relationship with Bain Capital Credit, including the use of Bain Capital Credit’s communication and information systems, insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by Bain Capital Credit, and we would be required to change our name, which may have a material adverse impact on our operations.
Risks Relating to the 1940 Act
We and our Advisor are subject to regulations and SEC oversight. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.
As a BDC, we will be subject to a portion of the 1940 Act. In addition, we intend to elect to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that the BDC will achieve results similar to those of other vehicles managed by Bain Capital Credit and/or our Advisor.
However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
In addition to these and other requirements applicable to us, our Advisor is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or our Advisor operate, it could adversely affect our business.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, the SEC. We consider our Advisor and its affiliates, including Bain Capital Credit, to be our affiliates for such purposes. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our Independent Trustees and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside Bain Capital Credit Clients in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside Bain Capital Credit Clients consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and our Advisor, acting on our behalf and on behalf of such Bain Capital Credit Clients, negotiates no term other than price. We may also invest alongside Bain Capital Credit Clients as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and Bain Capital Credit’s allocation policy. If we are prohibited by applicable law from investing alongside Bain Capital Credit Clients with respect to an investment opportunity, we may not be able to participate in such investment opportunity. If our Advisor recommends a particular level of investment to us, and the aggregate amount recommended to us by our Advisor and to other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of the Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice, which is generally pro rata based on order size. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
In situations where co-investment with other Bain Capital Credit Clients is not permitted or appropriate, subject to the limitations described in the preceding paragraph, Bain Capital Credit will need to decide which client will proceed with the investment. Similar restrictions limit our ability to transact business with our officers or Trustees or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.
We, our Advisor and Bain Capital Credit have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit Clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent other Bain Capital Credit Clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit Clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Trustees and Trustees who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.
Our ability to sell or otherwise exit investments also invested in by other Bain Capital Credit investment vehicles is restricted.
We may be considered affiliates with respect to certain of our portfolio companies because our affiliates, which may include other Bain Capital Credit Funds, also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
We may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals 150%, provided if certain disclosure and approval requirements are met, of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness.
Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions we are not generally able to issue and sell our Common Shares at a price per share below NAV. We may, however, sell our Common Shares, or warrants, options, or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our shareholders to issue Common Shares at a price below its then current NAV per share.
Certain investors are limited in their ability to make significant investments in us.
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
Risks Relating to Our Investments
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may need to restructure the capitalization of some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to shareholders. If these amounts become unsustainable, we may be required to reduce the amount of our distributions to shareholders.
Our debt investments may be risky, and we could lose all or part of our investments.
Debt portfolios are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets.
The Federal Reserve Board’s recent actions to increase interest rates in order to control inflation, with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.
We may hold the debt securities of leveraged companies.
Portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, or a larger number of qualified managerial and technical personnel. As a result, portfolio companies which our Advisor expects to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position or may otherwise have a weak financial condition or be experiencing financial distress.
Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and us as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes, (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage, and (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. As a result, the ability of these leveraged companies to respond to changing business and economic conditions and to take advantage of business opportunities may be limited.
A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company. Accordingly, leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
We expect to invest in middle market companies, which involve higher risks than investments in larger companies.
We invest, and expect to invest in middle market companies, which companies often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, and may, in turn, adversely affect the price and timing of liquidation of our investments.
Middle market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, Trustees and our Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.
In addition, investment in middle market companies involves a number of other significant risks, including:
•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The lack of liquidity in our investments may adversely affect our business.
The lack of an established, liquid secondary market for a large portion of our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, our assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that we can dispose of a particular investment at its prevailing fair value.

A portion of our investments may consist of securities that are subject to restrictions on resale by us because they were acquired in a “private placement” or similar transaction or because we are deemed to be an affiliate of the issuer of such securities. We will be able to sell such securities only under applicable securities laws, which may permit only limited sales under specified conditions or subject us to additional potential liability.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Advisor as the Valuation Designee as described above in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.”
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our investments in secured loans may nonetheless expose us to losses from default and foreclosure.
While we may invest in secured loans, we may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. There is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Furthermore, we cannot assure that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.
In the event of a foreclosure, we may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.
These risks are magnified for stretch senior loans. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk. Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.

Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.
The mezzanine debt and other junior securities in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by us may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by us. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on our mezzanine or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our mezzanine debt and other junior securities and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.
Many issuers of mezzanine debt and other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt and other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuer. Finally, the market values of certain of mezzanine debt and other junior securities may reflect individual corporate developments.
Investments in mezzanine debt and other junior securities may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. These investments typically experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest. We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The terms of loans acquired or originated by us may be subject to early prepayment options or similar provisions which, in each case, could result in us realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Prepayments could also negatively impact our ability to pay, or the amount of, distributions on our Common Shares. Further, in the case of some of these loans, having the loan paid early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields. Our inability to reinvest such proceeds may materially affect our overall performance.

We are generally unable to predict the rate and frequency of such prepayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies.
Our loans may have limited amortization requirements.
We may invest in debt that has limited mandatory amortization and interim repayment requirements. A low level of amortization of any debt, over the life of the investment, may increase the risk that a portfolio company will not be able to repay or refinance the debt held by us when it comes due at its final stated maturity.
We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.
We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. High yield debt generally experiences greater default rates than is the case for investment-grade securities. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuer. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.
For a description of zero-coupon or deferred interest bonds, see “— Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.”
We may invest in equity securities, which generally have greater price volatility than fixed income securities.
We may in certain limited circumstances invest in equity securities, including equity securities issued by entities with unrated or below investment-grade debt. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by us is more susceptible to moving up or down in a rapid or unpredictable manner. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.
There are special risks associated with investing in preferred securities, including:
•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

•
preferred securities may be substantially less liquid than many other securities, such as Common Shares or U.S. government securities; and

•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

The prices of the financial instruments in which we invest may be highly volatile.
Price movements of instruments in which our assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments, from time to time, intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.
Our investment in entire portfolios may not be as successful as acquiring the assets individually.
We may invest in entire portfolios of assets sold by hedge funds, other BDCs, regional commercial banks, specialty finance companies and other types of financial firms. The performance of individual assets in such a portfolio will vary, and the return on our investment in an entire portfolio may not exceed the returns we would have received had we purchased some, but not all, of the assets contained in such portfolio.
Investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies.
We may invest in the obligations of companies that are financially troubled and that are either engaged in a reorganization or expect to file for bankruptcy. Although the terms of such financing may result in significantly greater returns to us, investments in financially troubled companies also involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. We may make investments that become distressed due to factors outside the control of our Advisor. There is also no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose all or part of our investment, may be required to accept collateral, cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Additionally, we may invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders.

Investments in “event-driven” special situations may not fully insulate us from risks inherent in our planned activities.
Our strategies, from time to time, involve investments in “event-driven” special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other catalyst-orientated situations. Investments in such securities are often difficult to analyze, and we could be incorrect in our assessment of the downside risk associated with an investment, thus resulting in a significant loss. Although we intend to utilize appropriate risk management strategies, such strategies cannot fully insulate us from the risks inherent in our planned activities. Moreover, in certain situations, we may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.
We may be subject to lender liability and equitable subordination.
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.
If we purchase debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require us to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.
Participation on creditors’ committees may expose our Advisor to liability.
Our Advisor may participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or our Advisor may seek to negotiate directly with the debtors with respect to restructuring issues. If our Advisor does join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to us in such proceedings. By participating on such committees, our Advisor may be deemed to have duties to other creditors represented by the committees, which might expose our Advisor to liability to such other creditors who disagree with our Advisor’s actions.
While our Advisor intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, our Advisor may trade in a portfolio company’s securities while engaged in the portfolio company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause our Advisor and/or us to incur significant legal fees and potential losses.

We cannot assure the accuracy of projections and forecasts used by our Advisor.
Our Advisor may rely upon projections, forecasts or estimates developed by us or a portfolio company in which we are invested concerning the portfolio company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond our control. Actual events may differ from those assumed. Some important factors that could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates, domestic and foreign business, market, financial or legal conditions, differences in the actual allocation of our investments among asset groups from that described herein, the degree to which our investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer or industry.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the Diversification Tests (as defined below under “Material U.S. Federal Income Tax Considerations — Taxation as a RIC”) associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, our assets may not be diversified. Any such non-diversification would increase the risk of loss to us if there was a decline in the market value of any loan in which we had invested a large percentage of its assets. If a large portion of our assets is held in cash or similarly liquid form, our performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a “diversified” fund. We may have a more concentrated or less broad and varied portfolio than a “diversified” fund. A more concentrated portfolio can cause a portfolio such as ours to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following our initial investment in a portfolio company, we may decide to provide additional funds to such portfolio company, seeking to:
•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•
preserve or enhance the value of our investment.

There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Bain Capital Credit and our Advisor’s allocation policy or our ability to comply with our exemptive relief. Any decision by us not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase its participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies, and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by non-guarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Further, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us.
Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.
Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•
the ability to cause the commencement of enforcement proceedings against the collateral;

•
the ability to control the conduct of such proceedings;

•
the approval of amendments to collateral documents;

•
releases of liens on the collateral; and

•
waivers of past defaults under collateral documents

We may not have the ability to control or direct such actions, even if our rights are adversely affected.
The disposition of our investments may result in contingent liabilities.
We may, from time to time, incur contingent liabilities in connection with an investment. For example, we may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn or may originate or make a secondary purchase of a revolving credit facility. If the borrower subsequently draws down on the facility, we will be obligated to fund the amounts due. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on us.
We may be subject to risks under hedging transactions and may become subject to risk if we invest in non-U.S. securities.
Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in loans and securities of non-U.S. issuers involves additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, nationalization and expropriation, imposition of tariffs and foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies. The Company may have limited rights and few practical remedies in emerging markets and the ability of U.S. authorities to bring enforcement actions in emerging markets may be limited. Further, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other. We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Our investments or liabilities may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar.
Changes in foreign currency exchange rates may also affect the value of distributions and interest earned as well as the level of gains and losses realized on the sale of securities. Although we intend to engage in any interest rate hedging transactions and currency hedging transactions only for hedging purposes and not for speculation, use of interest rate hedging transactions and currency hedging transactions involves certain inherent risks. These risks include (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction or currency hedging transaction not been utilized, in which case it would have been better had we not engaged in the interest rate hedging transaction or currency hedging transaction, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction or currency hedging transaction utilized, (iii) potential illiquidity for the hedging instrument utilized, which may make it difficult for us to close-out or unwind an interest rate hedging transaction or currency hedging transaction and (iv) credit risk with respect to the counterparty to the interest rate hedging transaction or currency hedging transaction. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.
Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.
Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:
•
OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;

•
OID income may also create uncertainty about the source of our cash distributions;

•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•
for accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

•
generally, we need to recognize income for income tax purposes no later than when we recognize such income for accounting purposes;

•
the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;

•
the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to our Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;

•
even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;

•
OID and PIK create the risk that incentive fees will be paid to our Advisor based on non-cash accruals that ultimately may not be realized, while our Advisor will be under no obligation to reimburse us for these fees; and

•
PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

We are subject to risks associated with investing alongside other third parties.
We may invest in joint ventures alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be with our activities because of a change in generally accepted accounting principles in the United States of America (“U.S. GAAP”) rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
We may be subject to risks related to the Warehousing Transaction.
We may not be able to consummate or realize the anticipated benefits from the Warehousing Transaction. Under the Warehousing Transaction, we have agreed to purchase assets from the Financing Provider at prices based on cost plus adjustments or fees designed to compensate the warehouse provider for holding the assets before we purchase them from it. As a result, we will pay additional cost in connection with acquiring assets through the warehouse compared to purchasing them directly.
Purchases of assets from the Financing Provider would be at prices determined under the Warehousing Transaction regardless of the assets’ market prices at the time of acquisition. As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.
We may not be able to raise sufficient funds to purchase the assets in the Warehousing Transaction. If we purchase some of the assets in the Warehousing Transaction, we will impose on ourselves a requirement to purchase all of the assets in the Warehousing Transaction, and we will treat our forward obligation to purchase the remaining assets as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. If we do not have the necessary funds to purchase all of the assets, we may borrow funds to do so and/or may have the Advisor provide us with a capital infusion, which could be in the form of unsecured debt. If such capital infusion comes in the form of unsecured debt, it will be at then current market rates, which may be at a rate higher than that charged by the Financing Provider. Additionally, even if we have sufficient funds to purchase the assets in the Warehousing Transaction, we may not have sufficient funds to make other investments. We may also borrow to obtain funds necessary to purchase assets from the Warehousing Transaction. See “Business — Portfolio & Risk Management — Warehousing Transaction.”
Federal Income Tax and Other Tax Risks
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, to our shareholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. These tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be eligible for taxation as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.
Shareholders may be required to pay tax in excess of the cash they receive.
Under the DRIP, if a shareholder owns our Common Shares, the shareholder will have all cash distributions automatically reinvested in additional shares of that shareholder’s Common Shares unless such shareholder, or his, her or its nominee on such shareholder’s behalf, specifically “opts out” of the DRIP by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a shareholder does not “opt out” of the DRIP, that shareholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. As a result, a shareholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the Common Shares received. Even if a shareholder chooses to “opt out” of the DRIP, we will have the ability to declare a large portion of a distribution in our Common Shares instead of in cash in order to satisfy the Annual Distribution Requirement. To qualify as a RIC, the Annual Distribution Requirement requires that we must, among other things, distribute to our shareholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid.
As long as a portion of this distribution is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a shareholder generally will be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the shareholder in the same manner as a cash distribution, even though most of the distribution was paid in Common Shares.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as amounts accrued as OID. OID may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income regardless of whether we concurrently receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash concurrently with such inclusion.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, as distributions to our shareholders in order to maintain our ability to be eligible for treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify to be eligible for treatment as a RIC and thus be subject to corporate-level income tax.
We may be subject to withholding of U.S. federal income tax on distributions for non-U.S. shareholders.
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the shareholder receiving the distribution qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. shareholder, and an exemption from U.S. tax in the hands of a non-U.S. shareholder.
However, if properly reported by a RIC as such, distributions by the RIC derived from certain interest income (such distributions, “interest-related distributions”) and certain net short-term capital gains (such distributions, “short-term capital gain distributions”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. shareholders. Interest-related distributions are distributions that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain distributions are distributions that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of our Common Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related distribution or short-term capital gain distribution. Since our Common Shares will be subject to significant transfer restrictions, and an investment in our Common Shares will generally be illiquid, non-U.S. shareholders whose distributions on our Common Shares are subject to U.S. withholding tax may not be able to transfer their our Common Shares easily or quickly or at all.
A failure of any portion of our distributions to qualify for the exemption for interest-related distributions or short-term capital gain distributions would not affect the treatment of non-U.S. shareholders that qualify for an exemption from U.S. withholding tax on distributions by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).
We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to taxpayers.
We may retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement.
Our business may be adversely affected if we fail to maintain our qualification as a RIC.
To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below under “Material U.S. Federal Income Tax Considerations — Taxation as a RIC”. The Annual Distribution Requirement will be satisfied if we distribute distributions to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by making distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).
The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may be impacted by recently enacted federal tax legislation.
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our shareholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.
Risks Relating to Our Common Shares
Investing in our Common Shares involves an above average degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance. In addition, our Common Shares is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
There is a risk that shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make distributions on a monthly basis to our shareholders out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our debt agreements or any future credit or other borrowing facility, our ability to pay distributions to our shareholders could be limited because we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under our debt agreements or any future credit or other borrowing facility and such other factors as our Board may deem relevant from time to time.
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. The distributions we pay to our shareholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S.

federal income tax purposes that would reduce a shareholder’s adjusted tax basis in its our Common Shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of such shares. Distributions in excess of a shareholder’s adjusted tax basis in its our Common Shares will generally constitute capital gains to such shareholder.
A distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes is not a distribution of the RIC’s net ordinary income or capital gains. Accordingly, shareholders should carefully read any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to shareholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.
Our shareholders may experience dilution in their ownership percentage.
Our shareholders do not have preemptive rights to any our Common Shares we issue in the future. To the extent that we issue additional equity interests at or below NAV, a shareholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future and the value of our investments, shareholders may also experience dilution in the book value and fair value of their Common Shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell up to 25% of our then outstanding our Common Shares, or warrants, options, or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing our Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of our shareholders at that time will decrease and shareholders will experience dilution.
We may incur significant costs as a result of being a public company.
Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we may incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight may be required. We may be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, Trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
General Risk Factors
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
From time to time, the global capital markets may experience periods of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector or the re-pricing of credit risk in the broadly syndicated market. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us and affect the potential for liquidity events involving such investments or portfolio companies. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.
During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. In addition, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain disclosure and approval requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. On January 31, 2020, the U.K. ended its membership in the European Union (commonly referred to as “Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the U.K. and the EU, the UK’s departure from the EU was followed by a transition period, which ran until December 31, 2020. On December 31, 2021, the U.K. and the EU signed the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the EU’s and UK’s relationship post Brexit. However, under the TCA, many aspects of the EU-UK relationship remain subject to further negotiation. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.
Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loan. Therefore, these events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.
We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.
The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, volatility in the financial services sector, including bank failures, and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by us and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.
During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that will apply to us as a BDC, we will generally not be able to issue additional our Common Shares at a price less than NAV without first obtaining approval for such issuance from our shareholders and our Independent Trustees. In addition, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to risks related to the invasion of Ukraine.
On February 24, 2022, Russia launched a full-scaled military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of portfolio companies in which we invest.
We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Shares and our ability to pay distributions.
Our business is highly dependent on the communications and information systems of Bain Capital Credit. In addition, certain of these systems are provided to Bain Capital Credit by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, these systems are subject to potential attacks, including cyber espionage, malware, ransomware, and other types of hacking, may threaten the confidentiality, integrity or availability of our information resources. These attacks may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting or destroying data, degrading or sabotaging our systems or causing other operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
The Company and Bain Capital Credit may be subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and Bain Capital Credit anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on Bain Capital Credit and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If the Company or the Advisor or certain of their affiliates, fail to comply with the relevant and increasing laws and regulations, the Company could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Breach of these laws could result in significant financial penalties for Bain Capital Credit and/or us. As interpretation of these laws evolves and new laws are passed, Bain Capital Credit could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While Bain Capital Credit intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that Bain Capital Credit will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject Bain Capital Credit or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation as well as actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
In recent periods, the U.S. Federal Reserve and certain other central banks or monetary authorities have increased interest rates at significant levels and may continue to increase or maintain interest rates at increased levels. It is difficult to predict the magnitude or timing of these interest rate increases and the impact these actions will have on the Company’s portfolio companies and the markets where they operate.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of our Common Shares fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our shareholders. In addition our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
Risks Relating to COVID-19
Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.
The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

We maintain our principal executive office at 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.
Item 3.
Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.
Item 4.
Mine Safety Disclosures

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuance
Our Common Shares consist of three classes of our Common Shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of common shares has the same economics and voting rights. Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common shares. As of March 1, 2023 there were zero holders of record of our Class S common shares, zero holders of record of our Class D common shares and one holder of record of our Class I common shares.
We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. As of December 31, 2022, the Company had not commenced operations.
Holders
As of March 1, 2023, there was one holder of record of our Common Shares.
Distribution Policy
To the extent that we have income available, we intend to distribute quarterly distributions to our shareholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our shareholders will be declared out of assets legally available for distribution.
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, the Company must distribute dividends to our shareholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for distributions paid. In order to avoid 4% excise taxes imposed on RICs, the Company is required to distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.
We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders. If this happens, shareholders will be treated for U.S. federal income tax purposes as if shareholders had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, shareholders would be eligible to claim a tax credit equal to their allocable share of the tax the Company paid on the capital gains deemed distributed to shareholders. We cannot offer assurance that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.
As of December 31, 2022, the Company had not commenced operations and no distributions were declared or payable for the year ending December 31, 2022.

Distribution and Servicing Plan
The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.
Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly. The Managing Dealer has agreed to waive shareholder servicing and/or distribution fees for Class D shares for the first nine months following the date on which the Company breaks escrow for the offering.
The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, which is an “opt-out” distribution reinvestment plan. Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees.
Share Repurchase Program
Shareholders can request that their shares be repurchased subject to the following limitations. Beginning no later than the first full calendar quarter from the date on which we break escrow for our offering, and subject to the discretion of the Board, we intend to commence a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.
We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Most of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.
As of December 31, 2022, the Company had not commenced operations and no shares were repurchased during the year ending December 31, 2022.
Performance
As of December 31, 2022, the Company had not commenced operations and had no investments or returns on such investments.
Recent Sales of Unregistered Securities and Use of Proceeds
We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Item 6.
Reserved.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.
Overview
The Company is a newly organized, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by our Advisor, a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Advisers Act. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). The Company has not commenced investment operations as of the date of this Annual Report. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.
We are a non-exchange traded, perpetual-life BDC whose shares are not listed for trading on a stock exchange or other securities market. The term “perpetual-life” is used to differentiate our structure from other BDCs who have a finite offering period and/or have a predefined time period to pursue a liquidity event or to wind down the fund. In contrast, in a perpetual-life BDC structure like ours, we expect to offer common shares continuously at a price equal the monthly NAV per share and we have an indefinite duration, with no obligation to effect a liquidity event at any time. We generally intend to offer our common shareholders an opportunity to have their shares repurchased on a quarterly basis, subject to an aggregate cap of 5% of shares outstanding. However, the determination to repurchase shares in any given quarter is fully at the discretion of our Board, so investors may not always have access to liquidity when they desire it. See “Risk Factors.”
Our primary focus is capitalizing on opportunities by investing primarily in middle market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization. We focus on (i) senior secured credit investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender and (ii) mezzanine debt and other junior securities with a focus on downside protection. We may also invest in common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy.
Following our initial public offering, the value at which our new Common Shares may be offered, or our Common Shares may be repurchased, will be equal to our monthly NAV per share. In addition, an investment in our Common Shares has limited or no liquidity beyond our share repurchase program, and our share repurchase program can be modified, suspended or terminated at the Board’s discretion. Our Common Shares may be purchased by any investor who meets the minimum suitability requirements described under “Suitability Standards” in this Annual Report. Purchases of our Common Shares must be fully funded at the time of subscription.
We have a perpetual life and may continue to take in new capital on a continuous basis at a value generally equal to our NAV per share. We will be continually originating new investments to the extent we raise additional capital. We will also be regularly recycling capital from our existing investors into new investments.
Investments
Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. Due to the impact of COVID-19 and related measures taken to contain its spread, the future duration and breadth of the adverse impact of COVID-19 on the broader markets in which the Company invests cannot currently be accurately predicted and future investment activity of the Company will be subject to these effects and the related uncertainty.
As a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.
As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.
Revenues
We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations. Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2022, the Company had not commenced operations and did not hold any investments. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies
Expenses
Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:
•
organization and offering expenses associated with this offering (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the

Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);
•
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisers that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services);

•
the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services;

•
the cost of effecting any sales and repurchases of the Common Shares and other securities;

•
fees and expenses payable under any managing dealer and selected dealer agreements, if any;

•
interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;

•
all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

•
costs of derivatives and hedging;

•
expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisor, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;

•
expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Advisor to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including,

without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;
•
the allocated costs incurred by the Advisor and the administrator in providing managerial assistance to those portfolio companies that request it;

•
all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Advisor is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Advisor or its affiliates) reasonably necessary and/or

•
advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates as lessor in connection therewith));

•
transfer agent, distribution/dividend agent and custodial fees;

•
fees and expenses associated with marketing efforts;

•
federal and state registration fees, franchise fees, costs associated with an exchange listing (including stock exchange listing fees) and fees payable to rating agencies;

•
independent trustees’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent trustees;

•
costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

•
all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Advisor or its affiliates in connection with such provision of services thereby);
•
the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Trustee meetings;

•
proxy voting expenses;

•
costs of registration rights granted to certain investors;

•
any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Advisor lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

•
all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Trustees and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

•
all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Advisor’s or its affiliates’ internal and third-party research groups (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Advisor and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

•
the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a business development company;

•
costs associated with individual or group shareholders;

•
fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums;

•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

•
all fees, costs and expenses of winding up and liquidating the Company’s assets;

•
extraordinary expenses (such as litigation or indemnification);

•
all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Advisor relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Advisor and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;
•
costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

•
costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Advisor or its affiliates for meetings with existing investors and any broker-dealers, registered investment advisors, financial and other advisors representing such existing investors; and

•
all other expenses incurred by the Administrator in connection with administering the Company’s business.

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.0 million for the year ended December 31, 2022, which is included in other general and administrative expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million for the year ended December 31, 2022, which is included in other general and administrative expenses on the statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.
The Advisor agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our offering, which has not occurred as of March 31, 2023.
Leverage
From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2022, the Company did not utilize any leverage.
Our leverage may take the form of revolving or term loans from financial institutions, secured or unsecured bonds, securitization of portions of our investment portfolio via collateralized loan obligations or preferred shares.

Investment Decision Process
The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.
Sourcing and Idea Generation
The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global contacts as a means to generate middle market investment opportunities. Our Advisor also seeks to leverage the contacts of Bain Capital Credit’s industry groups, Trading Desk, Portfolio Group and Special Situations team, including private equity firms, banks and a variety of advisors and other intermediaries.
Investment Diligence & Recommendation
Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with the due diligence performed by its Private Credit Group. The group works with the close support of Bain Capital Credit’s industry groups. This diligence process typically begins with a detailed review of an offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will usually schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memoranda and accompanying credit packs. Work product also includes full models and covenant analysis.
Credit Committee Approval and Portfolio Construction
If the reviewing team deems an investment worthy of serious consideration, it generally must be presented to the credit committee, which is comprised of at least three experienced credit professionals, who are selected based on strategy and geography. A portfolio manager leads the decision making process for each investment and engages the credit committee throughout the investment process in order to prioritize and direct the underwriting of each potential investment opportunity. For middle market holdings, the path to exit an investment is often discussed at credit committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle market investments are illiquid, exits are driven by a sale of the portfolio company or a refinancing of the portfolio company’s debt.
Portfolio & Risk Management
Our Advisor utilizes Bain Capital Credit’s Private Credit Group for the daily monitoring of its respective credits after an investment has been made. Our Advisor believes that the ongoing monitoring of financial performance and market developments of portfolio investments is critical to successful investment management. Accordingly, our Advisor is actively involved in an on-going portfolio review process and attends board meetings. To the extent a portfolio investment is not meeting our Advisor’s expectations, our Advisor takes corrective action when it deems appropriate, which may include raising interest rates, gaining a more influential role on its board, taking warrants and, where appropriate, restructuring the balance sheet to take control of the company. Our Advisor will utilize the Bain Capital Credit Risk and Oversight Committee. The Risk and Oversight Committee is responsible for monitoring and reviewing risk management, including portfolio risk, counterparty risk and firm-wide risk issues. In addition to the methods noted above, there are a number of proprietary methods and tools used through all levels of Bain Capital Credit to manage portfolio risk.
Warehousing Transaction
We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, we entered into the Facility Agreements. The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase the Portfolio Investments owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we satisfy the Capital Condition, we have no obligation to purchase the Portfolio Investments under the Facility Agreements. As of December 31, 2022, there were 20 loans (consisting of 11 portfolio companies) that the Financing Provider previously acquired with a fair market value of $130.8 million as compared to a $130.8 million purchase obligation relating to the Portfolio Investments under the Facility Agreements (excluding the impacts of interest receivable on investments, fees payable to the Financing Provider and foreign currency). As of December 31, 2022, the Capital Condition was not met.
Portfolio and Investment Activity
As of December 31, 2022, the Company had not commenced operations and had no portfolio investments.
Our Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•
assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•
comparisons to our other portfolio companies in the industry, if any;

•
attendance at and participation in board meetings or presentations by portfolio companies; and

•
review of monthly and quarterly financial statements and financial projections of portfolio companies.

Our Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Advisor enhances its level of scrutiny over the monitoring of such portfolio company. Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
•
An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•
An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•
An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•
An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

Results of Operations
Our operating results for the year ended December 31, 2022 were as follows (dollars in thousands):
2022
Total investment income	$—
Total expenses, net of fee waivers	1,094
Net investment income before taxes	(1,094)
Less Income taxes, including excise tax	—
Net investment income	(1,094)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	—
Net increase in net assets resulting from operations	$(1,094)
Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.
Investment Income
As of December 31, 2022, the Company had not commenced operations and did not earn any investment income during the year ended December 31, 2022.
Operating Expenses
The composition of our operating expenses for the year ended December 31, 2022 were as follows (dollars in thousands):
2022
Interest and debt financing expenses	$—
Base management fee	—
Incentive fee	—
Professional fees and operating expenses	391
Trustees fees	324
Other general and administrative expenses	379
Total expenses, before fee waivers	$1,094
Base management fee waiver	—
Incentive fee waiver	—
Total expenses, net of fee waivers	$1,094
Interest and Debt Financing Expenses
As of December 31, 2022, the Company had not commenced operations and did not incur any interest or debt financing expenses during the year ended December 31, 2022.
Management Fee
As of December 31, 2022, the Company had not commenced operations and no management fee was accrued or paid during the year ended December 31, 2022.
Incentive Fee
As of December 31, 2022, the Company had not commenced operations and no incentive fee was accrued or paid during the year ended December 31, 2022.

Net Realized and Unrealized Gains and Losses
As of December 31, 2022, the Company had not commenced operations and had no realized or unrealized gains and losses on investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the year ended December 31, 2022, the net decrease in net assets resulting from operations was ($1.2) million.
Financial Condition, Liquidity and Capital Resources
We expect that our liquidity and capital resources will be derived primarily from proceeds from equity issuances, advances from our credit facilities, debt issuances and cash flows from operations. We intend to use the net proceeds from the offering to (1) make investments in accordance with our investment strategy and policies, (2) fund repurchases under our share repurchase program, and (3) for general corporate purposes. Generally, our policy will be to pay distributions and operating expenses from cash flow from operations, however, we are not restricted from funding these items from proceeds from this offering or other sources and may choose to do so, particularly in the earlier part of the offering.
We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2022, the Company had not commenced operations and had no outstanding senior securities.
Equity
As of December 31, 2022, the Company had issued and outstanding 200 Class I Common Shares, which were purchased by the Advisor at a purchase price of $25.00 per share. As of December 31, 2022, the Company had no other shares issued or outstanding.
Debt
As of December 31, 2022, the Company had not commenced operations and had no outstanding borrowings.
Distribution Policy
We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.
The per share amount of distributions on Class S, Class D and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.
As of December 31, 2022, the Company had not commenced operations and did not declare or pay any distributions during the year ended December 31, 2022.
We intend to elect to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2023. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.
The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, which is an “opt-out” distribution reinvestment plan. Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
Share Repurchase Program
Beginning no later than the first full calendar quarter from the date on which we break escrow for our offering, and subject to the discretion of the Board, we intend to commence a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.
We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Commitments and Off-Balance Sheet Arrangements
As of December 31, 2022, the Company had not commenced operations and had no unfunded commitments under loan and financing agreements.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities.
Warehousing Transaction
We entered into the Facility Agreements with the Financing Provider to acquire certain securities at our request. Such warehousing transaction was designed to assist us in deploying capital upon receipt of subscriptions. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. For additional information, see “Note 5. Warehousing Transaction” to the financial statements.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and the Administration Agreement.
In addition to the aforementioned agreements, we, our Advisor and certain of our Advisor’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Agreements and Related Party Transactions” to the financial statements.
Recent Developments
On February 3, 2023, the Company notified the SEC that it elects to be regulated as a BDC under the Investment Company Act of 1940. On February 10, 2023, the Company’s registration statement on Form N-2 was declared effective by the SEC and the Company entered in the Investment Advisory Agreement with the Advisor.
Significant Accounting Estimates and Critical Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in accordance with U.S. GAAP. The Company’s financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 1, 6, 10 and 12 of Regulation S-X. These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these financial statements have been prepared in that currency.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.
Revenue Recognition
We record our investment transactions on a trade date basis. We record realized gains and losses based on the specific identification method. We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight-line method, as applicable. We record any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts received upon prepayment of a loan or debt security as interest income.
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for such distributions in the case of private portfolio companies, and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.
Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. We record PIK as interest or dividend income, as applicable. If at any point we believe PIK may not be realized, we place the investment generating PIK on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, as applicable.
Certain structuring fees and amendment fees are recorded as other income when earned. We record administrative agent fees received as other income when the services are rendered.
Valuation of Portfolio Investments
The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Board. The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.
Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Advisor as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.
With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:
•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;

•
Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor;

•
Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and

•
The Board and Audit Committee provide oversight with respect to the valuation process, including requesting such materials as they deem appropriate.

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
Contractual Obligations
We have entered into the Investment Advisory Agreement with our Advisor. Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.
On April 6, 2022, our Board, including a majority of our Independent Trustees, approved the Investment Advisory Agreement. The Company’s initial shareholder approved the Investment Advisory Agreement on November 11, 2022 and the Investment Advisory Agreement is effective as of February 10, 2023. Pursuant to this Agreement, the base management fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents and the incentive fee comprised of two parts, net investment income and capital gains.
We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment.
If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Advisor as our valuation designed, subject to the Board’s oversight, using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
As of December 31, 2022, the Company had not commenced operations and had no investments.
From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates.
Item 8.
Financial Statements and Supplementary Data

Our financial statements and supplementary data are annexed to this Annual Report beginning on page 89.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Bain Capital Private Credit
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Bain Capital Private Credit (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2023
We have served as the auditor of one or more investment companies in the following group of business development companies since 2016
Bain Capital Specialty Finance, Inc.
Bain Capital Private Credit

Bain Capital Private Credit
Statements of Assets and Liabilities
	As of December 31, 2022	As of December 31, 2021
Assets
Cash	$5,000	$—
Deferred offering cost	847,595	—
Prepaid insurance	429,562	—
Total assets	$1,282,157	$—
Liabilities
Payable to affiliate	2,286,096	—
Accrued expenses and other liabilities	85,000	—
Total liabilities	2,371,096	—
Commitments and Contingencies (See Note 4)
Net assets
Class I shares, $0.01 par value; unlimited shares authorized, 200 shares issued and outstanding	2	—
Paid-in-capital in excess of par value	4,998	—
Accumulated net loss	(1,093,939)	—
Total Net Assets	(1,088,939)	—
Total liabilities and total net assets	$1,282,157	$—
Net asset value per share	$(5,444.70)	$—
See Notes to Financial Statements

Bain Capital Private Credit
Statements of Operations
	For the Year Ended December 31, 2022	For the Period December 21, 2021 (inception) through December 31, 2021
Expenses
Professional fees and operating expenses	$390,714	$—
Organization costs	378,850	—
Trustee fees	324,375	—
Total expenses	1,093,939	—
Net investment loss	(1,093,939)	—
Net decrease in net assets resulting from operations	$(1,093,939)	$—
Loss per share (basic and diluted)	(5,470)	$—
See Notes to Financial Statements

Bain Capital Private Credit
Statements of Changes in Net Assets
	For the Year Ended December 31, 2022	For the Period December 21, 2021 (inception) through December 31, 2021
Operations:
Net decrease in net assets resulting from operations	$(1,093,939)	$—
Capital share transactions:
Issuance of Common Stock	5,000	—
Net assets, beginning of period	—	—
Net assets, end of period	$(1,088,939)	$—
Net asset value per share	(5,444.70)	—
Shares outstanding at the end of period	200	—
See Notes to Financial Statements

Bain Capital Private Credit
Statements of Cash Flows
	For the year ended December 31, 2022	For the Period December 21, 2021 (inception) through December 31, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,093,939)	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Increase in deferred offering cost	(847,595)	—
Increase in prepaid insurance	(429,562)	—
Increase in payable to affiliate	2,286,096	—
Increase in accrued expenses and other liabilities	85,000	—
Net cash provided by (used in) operating activities	—	—
Cash flows from financing activities
Proceeds from issuance of common stock	5,000	—
Net cash provided by financing activities	5,000	—
Net increase in cash and cash equivalents	5,000	—
Cash, beginning of period	—	—
Cash, end of period	$5,000	$—
See Notes to Financial Statements

BAIN CAPITAL PRIVATE CREDIT
NOTES TO FINANCIAL STATEMENTS
Note 1. Organization
Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCSF Advisors, LP (the “Advisor”) intends to be the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a non-exchange traded, perpetual life management investment company that intends to file an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. As of December 31, 2022, the Company has the authority to issue unlimited shares of all classes of capital stock, par value $0.01 per share. During the year ended December 31, 2022, the Advisor committed and contributed $5,000 of capital to the Company. In exchange for this contribution, the Advisor received 200 Class I shares of the Company’s common shares of beneficial interest.
The Company’s investment objective is to generate attractive risk adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company seeks to achieve its investment objective by investing in middle-market direct lending opportunities across North America, Europe, Australia and in other geographic markets. Middle market companies generally means companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The company intends to focus on senior secured credit investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender, and mezzanine debt and other junior securities with a focus on downside protection.
The Company may from time to time invest in smaller or larger companies if the opportunity presents attractive investment and risk adjusted returns. The Company may invest in common and preferred equity and in secondary purchases of assets or portfolios on an opportunistic basis, but such investments are not the principal focus of the investment strategy. The Company may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.
The Company had not commenced operations as of December 31, 2022.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies and pursuant to Regulation S-X.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates could differ from those estimates and such differences could be material.
Cash
Cash consists of a demand deposit held with a financial institution, which at times may exceed federally insured limits.

Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.
Offering Costs
Prior to the initial drawdown date, offering costs in connection with the continuous offering of common shares of the Company are recognized as a deferred charge and will be amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.
Prepaid Insurance
The Company has obtained Trustees and Officers liability insurance. These costs are recognized as a deferred charge and will be amortized using the straight-line method over the term of the insurance policies, beginning on the date the Company enters into each insurance policy agreement. Deferred costs related to the insurance policies are presented separately on the Company’s Statement of Assets and Liabilities.
Professional Fees and Operating Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees, and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Advisor may be reimbursed by the Company.
Income Taxes
Company intends to elect to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.
During the year ended December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021, there were no tax expenses and no interest and penalties were incurred.
New Accounting Standards
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3. Agreements and Related Party Transactions
Investment Advisory Agreement
The Company intends to enter into an investment advisory agreement (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. The Company intends to enter into an administration agreement with the Advisor, pursuant to which administrative services necessary for the Company to operate will be provided.

The advisory services fees will consist of an advisory fee and an incentive fee. The cost of both the advisory fee and the incentive fee will ultimately be borne by the Company’s shareholders.
There were no advisory fees or incentive fees incurred during the year ended December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021.
Managing Dealer Agreement
The Company entered into a Managing Dealer Agreement with Emerson Equity LLC (the “Managing Dealer”), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares.
Neither the Company nor the Managing Dealer will charge upfront sales loads with respect to Class S shares, Class D shares or Class I shares; however, if you buy Class S shares or Class D shares through certain financial intermediaries, such intermediaries may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares. Selling agents will not charge such fees on Class I shares.
Subject to Financial Industry Regulatory Authority and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class S shares, and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class D shares, in each case, payable monthly.
The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
We will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of this offering on which, in the aggregate, underwriting compensation from all sources in connection with this offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.
Deferred Offering Costs and Other Expenses
During the year ended December 31, 2022, $847,595, $429,562, $378,850, $324,375 and $390,714 of the Company’s deferred offering costs, prepaid insurance, organization expenses, Trustee fees and professional fees and operating expenses, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. During the period December 21, 2021 (inception) through December 31, 2021 there were no expenses paid by a related party of the Advisor. This payable is included as a “Payable to affiliate” on the Statement of Assets and Liabilities.
Note 4. Commitments and Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
Note 5. Warehousing Transaction
On October 19, 2022, the Company entered into three facility agreements (the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”) to acquire certain securities (the “Portfolio Investments”) at the Company’s request. Under the Facility Agreements, if the Company has received subscriptions of at least $100 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase the Portfolio Investments from the Financing Provider, who is obligated to sell such investments, on or before October 19, 2023 (the “Facilities End Date”). The Company may also elect, but is not obligated to, purchase the Portfolio Investments prior to the Facilities End Date or without meeting the Capital Condition. The Portfolio Investments will be aligned with the Company’s investment objective and will not exceed $250 million (the “Financing Commitment Amount”). The Company has agreed to pay certain fees and expenses to the Financing Provider, including:
1.
a facility fee at an annual rate of the 3-month Term SOFR or the relevant benchmark rate, as applicable, plus 2.75% per annum multiplied by the principal amount of the Portfolio Investments (the “Financing Amount”) (subject to adjustment for, among other things, cash amounts received by the Financing Provider with respect to the Portfolio Investments while it is being held by the Financing Provider), divided by 360,

2.
an unused fee at an annual rate of 0.375% of the average unused Financing Commitment Amount (being the greater of (x) zero and (y) the Financing Commitment Amount minus the greater of (A) the then-current minimum utilization threshold and (B) the Financing Amount), divided by 360, and

3.
a minimum utilization fee at a rate of 2.75% of the greater of (x) zero and (y) (A) the then-current minimum utilization threshold minus (B) the Financing Amount, divided by 360. The minimum utilization threshold is the product of (i) the Financing Commitment Amount multiplied by (ii) (a) for the period from the closing date to the one-month anniversary of the closing date, 45% (b) for the period from the one-month anniversary of the closing date to the two-month anniversary of the closing date, 65%, (c) for the period from the two-month anniversary of the closing date to the three-month anniversary of the closing date, 80%, and (d) for the period from the three-month anniversary of the closing date to the Facilities End Date, 85%, and (e) on or after the Facilities End Date, zero.

As a general matter, the price we would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. Accordingly, shareholders will benefit from any interest paid or accrued on any Portfolio Investment purchased by the Company.
Note 6. Trustees Fees
Each of our Independent Trustees receive an annual fee of $75,000. The Independent Trustees will also receive $2,500 in connection with attending each regular Board meeting (whether the meeting is in-person or via conference call) and $1,000 for each special meeting (whether the meeting is in-person or via conference call). The Independent Trustees will also receive $1,000 in connection with each committee meeting attended (whether the meeting is in-person or via conference call). The Independent Trustees will also be reimbursed for reasonable out-of-pocket expenses incurred in connection with attending in-person meetings. In addition, the Chairman of the Audit Committee will receive an additional annual fee of $7,500. Our Board, as a whole, participates in the consideration of Independent Trustee compensation and decisions on Independent Trustee compensation are based on, among other things, a review of data of comparable business development companies.
Note 7. Subsequent Events
Management has performed an evaluation of subsequent events through March 31, 2023, the date of issuance of the financial statements. Other than the items discussed below, there were no items which require adjustment or disclosure.
On February 3, 2023, the Company notified the SEC that it elects to be regulated as a BDC under the Investment Company Act of 1940.
On February 10, 2023, the Company’s registration statement was deemed effective by the SEC.
On February 10, 2023, the company entered into an Investment Advisory Agreement with the Advisor.

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10.
Trustees, Executive Officers and Corporate Governance

MANAGEMENT
Our Board oversees our management. Our Board currently consists of eight members, five of whom are Independent Trustees. Our Board elects our officers, who serve at the discretion of our Board until the next election of officers or until his or her successor is duly elected and qualifies, or until his or her death, resignation, retirement, disqualification or removal. The responsibilities of our Board include oversight of our investment activity, corporate governance activities, valuation of our assets, and our financing arrangements. Oversight of our investment activities extends to oversight of the risk management processes employed by our Advisor as part of its day-to-day management of our investment activities. Our Board anticipates reviewing risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of our Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of our Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. However, our Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
Our Board has also established an Audit Committee, a nominating and corporate governance committee of our Board (the “Nominating and Corporate Governance Committee”), and a compensation committee of our Board (the “Compensation Committee”) and may establish additional committees in the future.
Board of Trustees and Executive Officers
Trustees
Our Board is presently composed of eight Trustees. Each Trustee will hold office until his or her successor is duly elected and qualified. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each.
Name	Age	Position with the Company	Length of Service	Principal Occupation During Past 5 Year(s)	Other Directorships
Interested Trustees
Michael J. Boyle	38	Trustee and President	Since 2022
Partner in the Private Credit Group and Portfolio Manager for Global Direct Lending fund strategy of Bain Capital Credit (2019 – Present); Director in the Private Credit Group and Portfolio Manager for Global Direct Lending fund strategy of Bain Capital Credit (2016 – 2019)
					Director of Bain Capital Specialty Finance, Inc. (July 2022 – Present)
Michael A. Ewald	50	Trustee and Chief Executive Officer	Since 2022	Partner, the head of the Private Credit Group and Portfolio Manager for the Middle Market Opportunities and Senior Direct Lending fund strategies of Bain Capital Credit (2008 – Present)
Board Member and Chair of the Board at Cradles To Crayons (2014 – Present); Tenax Aerospace, LLC (2018 – Present); Precinmac Precision Machining (2020 – Present); Trustee of Boston Athenaeum (2021 – Present); Board Member of Rotorcraft Leasing Company, LLC (2012 – 2018); Frontier Tubular Solutions, LLC (2010 – 2018); Work N’ Gear (2008 – 2017); Dana Farber Leadership Council (2008 – 2020); Board Member of ADT Pizza (2018 – 2022); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Jeffrey B. Hawkins	53	Trustee and Chairman of the Board of Trustees	Since 2022	Partner and Deputy Managing Partner of Bain Capital Credit, a Risk & Oversight Committee member and member of the Investment Committee of Bain Capital Credit (2007 – Present)
Chair of the Board of the Boston Public Library Fund(2014 – Present); Board Member of Buckingham, Browne and Nichols (2019 – Present); Board Member of Trinity College (2019 – Present) and Former Board Member of Dana Hall School (2014 – 2020); Chairman of the Board and Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Independent Trustees
Amy Butte	55	Trustee	Since 2022	None
Board Member and Audit Committee Chair of DigitalOcean (2018 – Present); Independent Director and Audit Committee Chair of BNP Paribas USA (2016 – Present); Chairman of Board of Iron Spark (2021 – 2022); Independent Trustee and Chair of Audit Committee of Fidelity Investments Strategic Advisers Funds (2011 – 2017); Board Member of Tuscan Holdings Corp. (2019 – 2021); Director of Bain Capital Specialty Finance, Inc. (2019 – Present)

Name	Age	Position with the Company	Length of Service	Principal Occupation During Past 5 Year(s)	Other Directorships
David G. Fubini	69	Trustee and Chairman of the Nominating and Corporate Governance Committee	Since 2022	Senior Lecturer in the Organizational Behavior Unit at Harvard Business School (2015 – Present)
Board Member of Leidos (2013 – Present); J.M. Huber Corporation (industrial products) (2017 – Present); and Mitre Corporations (2014 – 2022); a Trustee of the University of Massachusetts System (2013 – 2020); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Thomas A. Hough	70	Trustee and Chairman of the Audit Committee	Since 2022	None
Independent Board Member, Audit Committee Member, Chair of the Finance Committee and Investment Committee of the National Kidney Foundation (2012 – 2021); Director of Bain Capital Specialty Finance, Inc. (2016  – Present)

Jay Margolis	74	Trustee	Since 2022	None
Board Member of Iron Spark (2021 – 2022); Lovepop (2019 – 2022); Boston Beer Company (NYSE:SAM) (2006 – 2017); NFP Off Broadway Theater Company (2015 – 2021); Director of Bain Capital Specialty Finance, Inc. (2016  – Present)

Clare S. Richer	64	Trustee	Since 2022	Chief Financial Officer of Putnam Investments (investment management) (2008 – 2017)
Independent Board Member, Audit Committee Member and Head of the Finance Committee of Principal Financial Group (2020 – Present); Board Member and Audit Committee Member of the State Street Global Advisors SPDR ETF Mutual Funds (2018 – Present), University of Notre Dame (2015 – Present) and Alzheimer's Association, MA /NH Chapter (2017 – Present); Director of Bain Capital Specialty Finance, Inc. (2019 – Present)

*
Messrs. Boyle, Ewald and Hawkins are deemed to be “interested persons” of us under the 1940 Act because of their affiliations with our Advisor.

The address for each of our Trustees is c/o Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116.
Information About the Executive Officers Who Are Not Directors
Set forth below is certain information about our executive officers who are not directors:
Name	Age	Position
Sally F. Dornaus	49	Chief Financial Officer and Principal Accounting Officer
James Goldman	47	Chief Compliance Officer
Michael Treisman	50	Vice President
Jessica Yeager	34	Secretary
The address for each executive officer is c/o Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, MA 02116. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualified.
Biographical Information
Trustees
The Board has determined that each of the Trustees is qualified to serve as our Trustee based on a review of the experience, qualifications, attributes and skills of each Trustee, including those described below. The Board has determined that each Trustee has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our Trustees has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this presentation, our Trustees have been divided into two groups — Independent Trustees and non-Independent Trustees. Non-Independent Trustees are “interested persons” as defined in the 1940 Act. In addition to not being an “interested person,” as defined in the 1940 Act, of the Company, each Independent Trustee meets the independence requirements of Section 10A(m)(3) of the Exchange Act. Messrs. Boyle, Ewald and Hawkins are each deemed to be an “interested person” of the Company and are each referred to as an “Interested Trustee.”
Interested Trustees
Michael J. Boyle.   Mr. Boyle has served as a Trustee since July 2022 and as President of the Company since April 2022. He is a Partner and Portfolio Manager in the Private Credit Group for Bain Capital Credit. He is responsible for Bain Capital Credit’s Global Direct Lending strategy and serves as President and Director of Bain Capital Specialty Finance, Inc., a registered business development company. Mr. Boyle started his career at Bain Capital Credit, over which time he has been a member of the portfolio analytics team, the Industry Research team, and the Liquid Credit portfolio management team. Mr. Boyle received a B.S. from Boston College.
Michael A. Ewald has served as a Trustee since April 2022. Mr. Ewald is Chief Executive Officer of the Company, serves on the Advisor’s Credit Committee. He is currently Chief Executive Officer and a Director of Bain Capital Specialty Finance. He joined Bain Capital Credit, LP (“Bain Capital Credit”) in 1998, and is a Partner, the head of the Private Credit Group and a Portfolio Manager for Bain Capital Credit’s Middle Market Opportunities and Senior Direct Lending fund strategies, each of which is an affiliate of the Company. Previously, Mr. Ewald was an Associate Consultant at Bain & Company for three years where he focused on strategy consulting to the Financial Services, Manufacturing and Consumer Products industries. Prior to that, he worked at Credit Suisse First Boston as an analyst in the Regulated Industries group. Mr. Ewald received an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. magna cum laude from Tufts University.
Jeffrey B. Hawkins has served as a Trustee since April 2022 and is the Chairman of the Board. He is currently Chairman of the Board and a Director of Bain Capital Specialty Finance. He is a Partner and Deputy Managing Partner, a member of both the Risk & Oversight Committee and the Investment Committee of Bain Capital Credit, an affiliate of the Company. As the Chief Operating Officer, he is responsible for the firm’s business strategy and all non-investment activities. Previously, Mr. Hawkins was at Ropes & Gray, LLP working on securities law, mergers & acquisitions and collateralized debt funds. Mr. Hawkins received a J.D. from Harvard Law School and a B.A. Phi Beta Kappa from Trinity College.
Independent Trustees
Amy Butte has served as a Trustee since April 2022. Ms. Butte is currently an independent director, audit committee chair and risk committee member for BNP Paribas USA, audit committee chair and board member for DigitalOcean and a Director of Bain Capital Specialty Finance. She is an advisor to the Long-Term Stock Exchange and the CORI Innovation Fund. Ms. Butte also served as the Chairman of the Board of Iron Spark (2021 to 2022), an independent trustee, and chair of the audit committee, for the Fidelity Investments Strategic Advisers Funds (2011 to 2017) and was a Board Member of Tuscan Holdings Corp. (2019 to 2021). She was the Founder of TILE Financial and SpendGrowGive (2008 to 2012), Chief Financial Officer of Man Financial (2006 to 2008) and Chief Financial Officer and Executive Vice President of the New York Stock Exchange (2004 to 2006). Prior to that, Ms. Butte was an Equity Research Analyst at Bear Stearns and Merrill Lynch. Ms. Butte received her M.B.A. from Harvard and her B.A. from Yale University.
David G. Fubini has served as a Trustee since April 2022. He is currently a Director of Bain Capital Specialty Finance. Mr. Fubini has served as a Senior Lecturer in the Organizational Behavior Unit at Harvard Business School since 2015. Previously, he was a Senior Partner of McKinsey & Company where he worked for over 34 years. He was McKinsey’s Managing Director of the Boston office, and the past leader of the North American Organization Practice as well as the co-founder and leader of the firm's Worldwide

Merger Integration Practice. During his tenure, Mr. Fubini led, and/or had been a member of, many firm personnel committees, as well as a participant in a wide cross-section of McKinsey’s governance forums and committees. Prior to joining McKinsey, he was an initial member of a small group that became the McNeil Consumer Products Company of Johnson & Johnson and helped launch the Tylenol family of products into the over-the-counter consumer marketplace. Mr. Fubini graduated with a B.B.A. from University of Massachusetts, Amherst and an M.B.A. from Harvard Business School, both with distinction. He is currently a member of the board of directors for Leidos, as well as J.M. Huber Corporation, a family owned company. He is also a board advisor for DLA Piper. He was formerly a Trustee of the University of Massachusetts System and board member of Compuware Corporation and Mitre Corporations.
Thomas A. Hough has served as a Trustee since April 2022 and is Chairman of the Audit Committee. He is currently the Chairman of the Audit Committee and a Director of Bain Capital Specialty Finance. Mr. Hough was Executive Vice President and Chief Financial Officer of Arena Brands, Inc. and Lucchese, Inc., manufacturers and marketers of western boots, apparel and accessories headquartered in El Paso, TX, from October 2001 until retiring in July 2015. Mr. Hough’s direct responsibilities in such positions included accounting, finance, credit and collections, treasury, human resources, information technology, legal, and real estate. Prior to that, he worked primarily as a CFO for a number of companies including Vectrix Business Solutions, Inc., Jamba Juice Company, Chief Auto Parts, Inc., Roy Rogers Restaurants, and Peoples Drug Stores, Inc. Mr. Hough previously worked at Deloitte & Touche for thirteen years where he performed primarily audit services. Mr. Hough received a B.A. in administrative studies from Rowan University and subsequently received his certification as a CPA. He was, most recently, an independent director, audit committee member and chair of the finance committee and investment committee for the National Kidney Foundation.
Jay Margolis has served as a Trustee since April 2022. Mr. Margolis has significant knowledge and experience in consumer products retailing, merchandising, consumer insights, strategic planning, and corporate governance. He is currently a Director of Bain Capital Specialty Finance. He previously served as the Chairman and CEO of Cache, Inc., a publicly-held specialty chain of women’s apparel stores headquartered in New York, from 2013 until it filed for bankruptcy in February 2015. Previously, he was the Chairman of Intuit Consulting LLC, a consulting firm specializing in retail, fashion, and consumer products. Prior to his time with Intuit, Mr. Margolis served as the President and CEO of Apparel Group of Limited Brands Corporation where he oversaw operations of Limited Brands’ Apparel Division. Before assuming that position, he had been President and Chief Operating Officer of Massachusetts-based Reebok International. Mr. Margolis also has held executive positions at Esprit de Corp USA, Tommy Hilfiger Inc., and Liz Claiborne, Inc. He received a B.A. from Queens College, a part of The City University of New York. He had previously served on the boards of Iron Spark, Lovepop, Boston Beer Company, Godiva Chocolatier, Inc., Burlington Coat Factory and NFP Off Broadway Theater Company.
Clare S. Richer has served as a Trustee since April 2022. Ms. Richer is an independent director, an audit committee member and head of the finance committee for Principal Financial Group, and a Director of Bain Capital Specialty Finance. She is a sitting Director and Audit Committee member of State Street Global Advisors SPDR ETF Mutual Funds. Ms. Richer is also a trustee of the University of Notre Dame and a member of such board's compensation, investment, finance, and executive committees. Ms. Richer serves on the board of the Alzheimer's Association, MA/NH chapter. From 2008 to 2017, she was the Chief Financial Officer of Putnam Investments. Prior to joining Putnam Investments, Ms. Richer held multiple Finance, Operations, and P&L leadership roles during her 25-year tenure at Fidelity Investments culminating in her appointment as Chief Financial Officer and member of the Management Committee. Prior to 1983, she was a senior auditor as Arthur Andersen & Company. Ms. Richer graduated from the University of Notre Dame and holds a B.B.A. in Business Administration.
Executive Officers Who Are Not Trustees
Sally F. Dornaus.   Ms. Dornaus has served as Chief Financial Officer of the Company since April 2022. She is a Partner, the Chief Financial Officer and a Risk & Oversight Committee member of Bain Capital Credit. Previously, Ms. Dornaus was a Senior Manager at PricewaterhouseCoopers in their Investment Management practice focusing on alternative investment products. Ms. Dornaus received an M.S./M.B.A from Northeastern University and a B.A. from Brandeis University.

James Goldman.   Mr. Goldman has served as Chief Compliance Officer of the Company since April 2022. He is Head of Compliance — Capital Markets, Senior Counsel in Compliance, and a Risk & Oversight Committee member. Previously, Mr. Goldman served as Senior Counsel in the Enforcement Division of the U.S. Securities and Exchange Commission and as an attorney at the law firm of WilmerHale. Mr. Goldman received a J.D. magna cum laude from Boston College Law School and a B.A. magna cum laude in History from Harvard University.
Michael Treisman.   Mr. Treisman has served as Vice President of the Company since April 2022. He is a Partner and the General Counsel and a member of the Risk and Oversight Committee of Bain Capital Credit. Previously, Mr. Treisman was the General Counsel of Tiger Management L.L.C. Prior to that, Mr. Treisman was the General Counsel of Citi Infrastructure Investors and Associate General Counsel of Citi Alternative Investments at Citigroup. Mr. Treisman received a J.D. from Duke University School of Law and a B.A. from the University of Pennsylvania.
Jessica Yeager.   Ms. Yeager has served as Secretary of the Company since July 2022. She is a Vice President and Funds Counsel based in Bain Capital Credit’s Boston office. Previously, Ms. Yeager was an Associate at Ropes & Gray LLP, working on hedge funds and private investment funds. Ms. Yeager received a J.D. from Boston University School of Law and a B.A from Miami University.
Board of Trustees Leadership Structure
Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board approves the appointment of our Advisor and executive officers, reviews and monitors the services and activities performed by our Advisor and executive officers and approves the engagement, and reviews the performance of, our independent public accounting firm.
Under our Bylaws, our Board elects one of its members to be Chairman of the Board, who presides over meetings of our Board, acts as chairman of meetings of our shareholders and to perform such other duties as may be assigned to him by our Board. We do not have a fixed policy as to whether the Chairman of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and our shareholders at such times.
Presently, Mr. Hawkins serves as the Chairman of the Board. Mr. Hawkins is an “interested person” as defined in Section 2(a)(19) of the 1940 Act and a non-Independent Trustee. We believe that Mr. Hawkins’ extensive knowledge of the financial services industry and capital markets in particular qualify Mr. Hawkins to serve as the Chairman of the Board. We believe that we are best served through this existing leadership structure, as Mr. Hawkins’ relationship with our Advisor provides an effective bridge and encourages an open dialogue between management and our Board, ensuring that both groups act with a common purpose.
Our Board does not currently have a designated lead independent Trustee. We are aware of the potential conflicts that may arise when a non-Independent Trustee is Chair of the Board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the Independent Trustees in executive session without the presence of non-Independent Trustees and management, the establishment of Audit, Nominating and Corporate Governance and Compensation Committees comprised solely of Independent Trustees and the appointment of a Chief Compliance Officer, with whom the Independent Trustees meet regularly without the presence of non-Independent Trustees and other members of management, for administering our compliance policies and procedures.
We recognize that different board of trustees’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Trustees
The Board currently has, and appoints the members of, a standing Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee and may establish additional committees from time to time as necessary. Each of those committees is comprised entirely of Independent Trustees and has a written charter approved by the Board, each of which is available on our website at https://www.baincapitalprivatecredit.com in the “Investor Relations — Governance” section. The current members of the standing committees are identified in the following table.
Board Committees
Independent Trustee	Audit	Compensation	Nominating and Corporate Governance
Amy Butte	☒	☒	☒
David G. Fubini	☒	☒	Chair
Thomas A. Hough	Chair	☒	☒
Jay Margolis	☒	Chair	☒
Clare S. Richer	☒	☒	☒
Audit Committee
The members of the Audit Committee are Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer, all of whom are not considered “interested persons” of us, as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Hough serves as Chairman of the Nominating and Corporate Governance Committee. The Audit Committee’s responsibilities include, among other things, establishing guidelines and making recommendations to the Board regarding the fair valuation of our debt and equity investments that are not publicly traded or for which current market values are not readily available, selecting our independent registered public accounting firm and overseeing its work, reviewing with such independent registered public accounting firm the planning, scope and results of the audit of our financial statements, pre-approving the fees for services performed by such independent registered public accounting firm, reviewing with the independent registered public accounting firm the adequacy of our internal control systems, reviewing and discussing with management and the independent accountants the annual audited and quarterly financial statements, overseeing internal accounting staff and periodic filings, receiving and reviewing audit reports and monitoring our legal, ethical and regulatory compliance with a focus on matters impacting the financial statements.
The Board has determined that Mr. Hough is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. In addition, each of the current Audit Committee members — Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer meets the requirements of Rule 10A-3 under the Exchange Act.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer, all of whom are not considered “interested persons” of us, as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Fubini serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board by our shareholders at the annual shareholder meeting, selecting qualified nominees to fill any vacancies on our Board or a committee of our Board (consistent with criteria approved by our Board), developing and recommending to our Board a set of corporate governance principles applicable to us and overseeing the evaluation of our Board and our management.
The Nominating and Corporate Governance Committee will consider shareholder recommendations for possible nominees for election as Trustees when such recommendations are submitted in accordance with our Bylaws, the Nominating and Corporate Governance Committee Charter and any applicable law, rule or regulation regarding Trustee nominations. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee must deliver written notice to our Secretary at the Company, c/o Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, MA 02116. This notice must contain, as to each nominee, all information that would be required under applicable SEC rules to be disclosed in connection with election of a Trustee and certain other information set forth in our Bylaws, including the following minimum information for each Trustee nominee: full name, age and address; principal occupation or employment during the past five years; directorships on publicly held companies and investment companies during the past five years; number of shares of common shares owned, if any; and a written consent of the individual to stand for election if nominated by our Board and to serve if elected by our shareholders.
The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to our Board, our company and our shareholders. In considering possible candidates for election as a Trustee, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting Trustees who:
•
are of high character and integrity;

•
are accomplished in their respective fields, with superior credentials and recognition;

•
have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•
have sufficient time available to devote to our affairs;

•
are able to work with the other members of the Board and contribute to our success;

•
can represent the long-term interests of our shareholders as a whole; and

•
are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee also evaluates candidates proposed by shareholders using the factors described above. The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying Trustee nominees. In determining whether to recommend a Trustee nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, ethnic background, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending Trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting Trustee nominees is consistent with the goal of creating a board of trustees that best serves our needs and the interests of our shareholders.
Compensation Committee
The members of the Compensation Committee are Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer, all of whom are not considered “interested persons” of us, as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Margolis serves as Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation paid directly, if any, by the Company to the Chief Executive Officer and any other executive officers of the Company. The Compensation Committee also assists the Board with matters related to compensation generally.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2022, such persons complied with all such filing requirements.
Dollar Range of Equity Securities Beneficially Owned by Trustees
There were no equity securities of the Company beneficially owned by the trustees as of March 31, 2023.

Item 11.   Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Advisor or its affiliates or by subcontractors, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is an employee of our Advisor or its affiliates. Our day-to-day investment operations are managed by our Advisor. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor or its affiliates or by subcontractors.
None of our officers receives direct compensation from us. We have agreed to reimburse our Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment. In addition, to the extent that our Administrator outsources any of its functions, including to a sub-administrator, we will pay the fees associated with such functions at cost. We will agree to reimburse our Administrator for our allocable portion of the compensation of any personnel that it provides for our use.
Compensation of Trustees
Each of our Independent Trustee receives an annual fee of $75,000. The Independent Trustees will also receive $2,500 in connection with attending each regular Board meeting (whether the meeting is in-person or via conference call) and $1,000 for each special meeting (whether the meeting is in-person or via conference call). The Independent Trustees will also receive $1,000 in connection with each committee meeting attended (whether the meeting is in-person or via conference call). The Independent Trustees will also be reimbursed for reasonable out-of-pocket expenses incurred in connection with attending in-person meetings. In addition, the Chairman of the Audit Committee will receive an additional annual fee of $7,500. Our Board, as a whole, participates in the consideration of Independent Trustee compensation and decisions on Independent Trustee compensation are based on, among other things, a review of data of comparable business development companies.
No compensation is paid to Trustees who are “interested persons” of us, as such term is defined in Section 2(a)(19) of the 1940 Act. We have obtained trustees’ and officers’ liability insurance on behalf of our Trustees and officers.
Total Compensation earned from the Company for Fiscal Year 2022(3)
Interested Trustees
Michael Boyle(1)	None
Michael A. Ewald(1)	None
Jeffrey B. Hawkins(1)	None
Independent Trustees
Amy Butte(2)	$63,750
David G. Fubini(2)	$63,750
Thomas A. Hough(2)	$69,375
Jay Margolis(2)	$63,750
Clare S. Richer(2)	$63,750

(1)
These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.

(2)
These trustees joined the Board in April 2022.

(3)
The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

CONTROL PERSONS AND PRINCIPAL SHAREHOLDERS
The following table sets forth, as of March 31, 2023, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 200 shares outstanding as of March 31, 2023.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.
Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups — interested and independent. Interested trustees are “interested persons” of the Company or the Advisor as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is c/o Bain Capital Private Credit at 200 Clarendon Street, 37th Floor, Boston, MA 02116.
Name and Address	Nature of Beneficial Ownership	Shares Beneficially Owned	Percentage
Beneficial Owners of More Than 5%
BCSF Advisors, LP	Advisor	200	100%

Item 13.
Certain Relationships and Related Transactions, and Trustee Independence

Resource Sharing Agreement
The Advisor has entered into a Resource Sharing Agreement with Bain Capital Credit pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement between us and the Advisor.
Our senior management and the Chairman of the Board, Mr. Hawkins, have ownership and financial interests in Bain Capital Credit. In addition, our executive officers and Directors and other employees of Bain Capital Credit and our Advisor, including our portfolio managers, are, or may be, investors in, or serve, or may serve, as officers, directors, members, or principals of, entities that operate in the same or a related line of business as we do, or of Bain Capital Credit clients. Similarly, Bain Capital Credit and its affiliates may have other clients with similar, different or competing investment objectives. Accordingly, the members of the professional staff of Bain Capital Credit and our Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit.
Investment Advisory Agreement
We entered into the Investment Advisory Agreement with the Advisor, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. During the year ended December 31, 2022, no advisory fees were incurred under the Investment Advisory Agreement.

Administrative Agreement
The Company has entered into the Administration Agreement with the Advisor to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. During the year ended December 31, 2022, there were no administrative fees paid. The Company incurred expenses related to the sub-administrator of $0.0 million for the year ended December 31, 2022.
Co-Investment Opportunities
We may in the future co-invest on a concurrent basis with other affiliates of Bain Capital Credit, so long as such co-investment is permissible under existing regulatory guidance, our exemptive relief, applicable regulations and Bain Capital Credit’s allocation procedures. We, the Advisor and certain of our affiliates have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements, and other pertinent Bain Capital Credit clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Directors and Directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.
Related-Party Transaction Policy
Our Audit Committee conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to our code of conduct or code of ethics. Each of our Trustees and executive officers is instructed and periodically reminded to inform our Chief Compliance Officer of any potential related party transactions. In addition, each such Trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.
Item 14.
Principal Accountant Fees and Services

PricewaterhouseCoopers LLP, Boston, Massachusetts, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.
Audit Fees:   Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of the financial statements included in the Company’s reports on Form 10-Q and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Aggregate audit fees incurred by the Company for the year ended December 31, 2022 were $0.085 million.
Audit-Related Fees:   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Aggregate audit-related fees incurred by the Company for the year ended December 31, 2022 were $0.0 million.
Tax Services Fees:   Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and local tax matters. Aggregate tax fees incurred by the Company for the year ended December 31, 2022 were $0.0 million.

All Other Fees:   Other fees would include fees for products and services other than the services reported above. All other fees incurred by the Company for the year ended December 31, 2022 were $0.0 million.
Aggregate Non-Audit Fees:   The aggregate non-audit fees billed by PricewaterhouseCoopers LLP for services rendered to the Company and to the Advisor, and any entity controlling, controlled by or under common control with the Advisor that provides ongoing services to the Company, for the year ended December 31, 2022 were $0.0 million. These amounts represent fees PricewaterhouseCoopers LLP billed for tax-related services, including the amounts described above under the captions “Tax Services Fees” and “All Other Fees.”
Pre-approval Policy
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with this policy, the Audit Committee pre-approved all services performed by the Company’s independent registered public accounting firm in 2022.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. The Audit Committee has delegated pre-approval authority to its chairperson (the “Chairperson”) and may delegate pre-approval authority to one or more of its other members. The Chairperson and any other member or members to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).
Exhibit Number	Description of Document
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.2	Form of Advisory Agreement (incorporated by reference to Exhibit (g) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.3	Managing Dealer Agreement, dated as of November 4, 2022, by and between the Company and the Emerson Equity LLC (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.4	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.5	Distribution and Servicing Plan (incorporated by reference to Exhibit (h)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.6	Custody Agreement, dated as of June 2, 2022, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.7	Form of Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.8	Escrow Agreement, dated as of December 12, 2022, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.9	Transfer Agent Servicing Agreement, dated as of June 2, 2022, by and between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.10	Fund Accounting Servicing Agreement, dated as of May 27, 2022, by and between the Advisor and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.11	Form of Multiple Class Plan (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
10.12	Subscription Agreement for Seed Capital, dated as of July 12, 2022, by and between the Company and BCSF Advisors, LP (incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

Exhibit Number	Description of Document
14.	Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
24.1	Powers of Attorney (incorporated by reference to Exhibit (n)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*
Filed herewith.

Item 16.   Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Bain Capital Private Credit
Date: March 31, 2023	By:	/s/ Michael A. Ewald Name: Michael A. Ewald Title: Chief Executive Officer
Date: March 31, 2023	By:	/s/ Sally F. Dornaus Name: Sally F. Dornaus Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ MICHAEL A. EWALD Michael A. Ewald	Trustee & Chief Executive Officer	March 31, 2023
/s/ SALLY F. DORNAUS Sally F. Dornaus	Chief Financial Officer	March 31, 2023
/s/ JEFFREY B. HAWKINS Jeffrey B. Hawkins	Trustee & Chairman	March 31, 2023
/s/ MICHAEL J. BOYLE Michael J. Boyle	Trustee & President	March 31, 2023
/s/ AMY BUTTE Amy Butte	Trustee	March 31, 2023
/s/ DAVID G. FUBINI David G. Fubini	Trustee	March 31, 2023
/s/ THOMAS A. HOUGH Thomas A. Hough	Trustee	March 31, 2023
/s/ JAY MARGOLIS Jay Margolis	Trustee	March 31, 2023
/s/ CLARE RICHER Clare Richer	Trustee	March 31, 2023