Form 10-Q
period 2023-03-31
Bain Capital Private Credit
filed 2023-05-15
CIK 1899017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01474
BAIN CAPITAL PRIVATE CREDIT
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6984749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Clarendon Street, 37th Floor Boston, MA	02116 (Zip Code)
(Address of Principal Executive Office)

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

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 31, 2023 were 0, 0 and 40,200 of Class S, Class D and Class I Common Shares, respectively. Common shares outstanding may exclude May 1, 2023 subscriptions, if any, since the issuance price is not yet finalized at the date of this filing.

-i-

CERTAIN DEFINITIONS

Except as otherwise specified in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “we,” “us,” “our”, and the “Company” refer to Bain Capital Private Credit.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2022 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report for the fiscal year ended December 31, 2022. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART IFINANCIAL INFORMATION

Item 1.          Financial Statements

Bain Capital Private Credit

Statements of Assets and Liabilities

	As of	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$1,005,000	$5,000
Deferred offering cost	994,014	847,595
Prepaid insurance	337,071	429,562

Total assets	$2,336,085	$1,282,157

Liabilities
Payable to affiliate	$3,032,137	$2,286,096
Accrued expenses and other liabilities	114,400	85,000

Total liabilities	$3,146,537	$2,371,096

Commitments and Contingencies (See Note 4)

Net assets
Class I shares, $0.01 par value; unlimited shares authorized, 40,200 shares issued and outstanding	$402	$2
Paid-in-capital in excess of par value	1,004,598	4,998
Accumulated net loss	(1,815,452)	(1,093,939)
Total Net Assets	$(810,452)	$(1,088,939)
Total liabilities and total net assets	$2,336,085	$1,282,157

Net asset value per share	(20.16)	(5,444.70)

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Expenses
Professional fees and operating expenses	$227,963	$21,895
Organization costs	385,425	159,836
Trustee fees	108,125	—
Total expenses	721,513	181,731
Net investment loss	(721,513)	(181,731)
Net decrease in net assets resulting from operations	$(721,513)	$(181,731)
Loss per share (basic and diluted)	(470.55)	N/A

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Changes in Net Assets

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Operations:
Net decrease in net assets resulting from operations	$(721,513)	$(181,731)
Capital share transactions:
Issuance of Common Shares	1,000,000	—
Net assets, beginning of period	(1,088,939)	—
Net assets, end of period	$(810,452)	$(181,731)
Net asset value per Common Share	(20.16)	N/A
Common shares outstanding at the end of period	40,200	—

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(721,513)	$(181,731)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Increase in deferred offering cost	(146,419)	(95,071)
Decrease in prepaid insurance	92,491	—
Increase in payable to affiliate	746,041	255,552
Increase in accrued expenses and other liabilities	29,400	21,250
Net cash provided by (used in) operating activities	—	—
Cash flows from financing activities
Proceeds from issuance of Common Shares	1,000,000	—
Net cash provided by financing activities	1,000,000	—
Net increase in cash and cash equivalents	1,000,000	—
Cash, beginning of period	5,000	—
Cash, end of period	$1,005,000	$—

See Notes to Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. The Company is a non-exchange traded, perpetual life management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by BCSF Advisors, LP (the “Advisor” or “BCSF Advisors”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator” or “BCSF Advisors”). As of March 31, 2023, the Company has the authority to issue unlimited shares of all classes of capital stock, par value $0.01 per share. As of March 31, 2023, the Advisor committed and contributed $1,005,000 of capital to the Company. In exchange for this contribution, the Advisor received 40,200 Class I shares of the Company’s Common Shares of beneficial interest.

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

The Company had not commenced operations as of March 31, 2023.

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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

Income Taxes

Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

During the three months ended March 31, 2023 and 2022, there were no tax expenses and no interest and penalties were incurred.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into an investment advisory agreement as of February 10, 2023 (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. The Company entered into an administration agreement with the Advisor, pursuant to which administrative services necessary for the Company to operate will be provided.

Base Management Fee

The base management fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable monthly in arrears. The base management fee for any partial month or quarter will be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month relative to the total number of days in such month). For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase. The fair value of derivative financial instruments held in the Company’s portfolio will be included in the calculation of gross assets of the Company.

For three months ended March 31, 2023 and 2022, there were no management fees. As of March 31, 2023 and December 31, 2022, there was no payable related to the base management fee accrued on the statements of assets and liabilities.

Incentive Fee

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount ("OID"), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

The incentive fee is comprised of the following two parts:

An incentive fee on  pre-incentive fee net investment income, which we refer to as the incentive fee on income or the “Income Fee”. The incentive fee on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income, attributable to each class of the Company’s Common Shares, in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”). Pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.75% per quarter (7% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The quarterly incentive fee based on income shall be calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” The incentive fee based on income for each calendar quarter will be determined as follows:

●	No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;
●	100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which we refer to as the “Catch-Up Amount,” determined as the sum of 2.0588% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-Up Amount” is meant to provide the Advisor an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters reaches the Catch-Up Amount in respect of the relevant Trailing Twelve Quarters; and
●	15% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-Up Amount.

The Incentive Fee Cap in respect of any calendar quarter is an amount equal to 15% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is less than the amount of incentive fee based on income that would otherwise be payable, the amount of incentive fee based on income shall be reduced to an amount equal to the Incentive Fee Cap.

●	An incentive fee on capital gains (the “Capital Gains Fee”) is calculated and payable in arrears as of the end of each fiscal year will equal 15% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees.

”Cumulative Net Return” during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on income to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For the three months ended March 31, 2023 and 2022, the Company did not incur any income incentive fees.

As of March 31, 2023 and December 31, 2022, there was no income incentive fee accrued in incentive fee payable.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of March 31, 2023 and December 31, 2022.

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company did not incur any expenses related to the Administrator for the three months ended March 31, 2023 and 2022. As of March 31, 2023, and December 31, 2022, respectively, there were no payables related to the Administrator. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company did not incur any expenses related to the sub-administrator for the three months ended March 31, 2023 and 2022. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Resource Sharing Agreement

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

The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Bain Capital Credit, pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the Amended Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit’s investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

Co-investments

The Company will invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on August 23, 2016, as amended on March 23, 2018 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

As of March 31, 2023 and December 31, 2022, the Advisor held 40,200 and 200 Class I shares of the Company’s Common Shares, respectively.

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

Deferred Offering Costs and Other Expenses

During the three months ended March 31, 2023, $146,419, $385,425, $108,125 and $227,963 of the Company’s deferred offering costs, organization expenses, Trustee fees and professional fees and operating expenses, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. During the three months ended March 31, 2022, $95,071, $0, $159,836, $0 and $21,895 of the Company’s deferred offering costs, prepaid insurance, organization expenses, Trustee fees and professional fees and operating expenses, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. These amounts to be reimbursed are included as a “Payable to affiliate” on the Statement of Assets and Liabilities.

Note 4. Commitments and Contingencies

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company's maximum exposure under these indemnities is unknown as it would involve future claims that may be made against the Company. Currently, the Company is not aware of any such claims and no such claims are expected to occur. As such, the Company does not consider it necessary to record a liability in this regard.

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
3.	a minimum utilization fee at a rate of 2.75% of the greater of (x) zero and (y) (A) the then-current minimum utilization threshold minus (B) the Financing Amount, divided by 360. The minimum utilization threshold is the product of (i) the Financing Commitment Amount multiplied by (ii) (a) for the period from the closing date to the one-month anniversary of the closing date, 45% (a) for the period from the one-month anniversary of the closing date to the two-month anniversary of the closing date, 65%, (c) for the period from the two-month anniversary of the closing date to the three-month anniversary of the closing date, 80%, and (d) for the period from the three-month anniversary of the closing date to the Facilities End Date, 85%, and (e) on or after the Facilities End Date, zero.

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

As of March 31, 2023, there were 26 loans (consisting of 16 portfolio companies) that the Financing Provider previously acquired with a fair market value of 189.2 million as compared to a 189.3 million purchase obligation relating to the Facility Agreements (including the impacts of interest receivable on investments and fees paid or payable to the Financing Provider).

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

Note 7. Subsequent Events

Management has performed an evaluation of subsequent events through May 15, 2023, the date of issuance of the financial statements. Other than the items discussed below, there were no items which require adjustment or disclosure.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a newly organized, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by our Advisor, a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). The Company has not commenced investment operations as of the date of this Quarterly Report. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

We are a non-exchange traded, perpetual-life BDC whose shares are not listed for trading on a stock exchange or other securities market. The term “perpetual-life” is used to differentiate our structure from other BDCs who have a finite offering period and/or have a predefined time period to pursue a liquidity event or to wind down the fund. In contrast, in a perpetual-life BDC structure like ours, we expect to offer Common Shares continuously at a price equal the monthly net asset value (“NAV”) per share and we have an indefinite duration, with no obligation to effect a liquidity event at any time. We generally intend to offer our common shareholders an opportunity to have their shares repurchased on a quarterly basis, subject to an aggregate cap of 5% of shares outstanding. However, the determination to repurchase shares in any given quarter is fully at the discretion of our Board of Trustees (“Board”), so investors may not always have access to liquidity when they desire it. See “Risk Factors.”

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2023, the Company had not commenced operations and did not hold any investments. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex- dividend date for publicly traded portfolio companies.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	organization and offering expenses associated with this offering (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker- dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);

●	all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Advisor, in its capacity as the provider of administrative services necessary for the Company to operate (the “Administrator”) or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisers that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services);
●	the cost of calculating the Company’s NAV, including the cost of any third-party valuation services;
●	the cost of effecting any sales and repurchases of the Common Shares and other securities;
●	fees and expenses payable under any managing dealer and selected dealer agreements, if any;
●	interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;
●	all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;
●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
●	costs of derivatives and hedging;
●	expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisor, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;
●	expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Advisor to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
●	all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

●	the allocated costs incurred by the Advisor and the administrator in providing managerial assistance to those portfolio companies that request it;
●	all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);
●	investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Advisor is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Advisor or its affiliates) reasonably necessary and/or
●	advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates as lessor in connection therewith));
●	transfer agent, distribution/dividend agent and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees, franchise fees, costs associated with an exchange listing (including stock exchange listing fees) and fees payable to rating agencies;
●	independent trustees’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent trustees;
●	costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, Commodity Futures Trading Commission and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
●	all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third- party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Advisor or its affiliates in connection with such provision of services thereby);
●	the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Trustee meetings;
●	proxy voting expenses;

●	costs of registration rights granted to certain investors;
●	any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Advisor lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;
●	all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Trustees and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;
●	all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Advisor’s or its affiliates’ internal and third-party research groups (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Advisor and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
●	the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;
●	costs associated with individual or group shareholders;
●	fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;
●	all fees, costs and expenses of winding up and liquidating the Company’s assets;
●	extraordinary expenses (such as litigation or indemnification);
●	all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act and Report of Foreign Bank and Financial Accounts reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Advisor relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Advisor and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to Freedom of Information Act requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;
●	costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

●	costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Advisor or its affiliates for meetings with existing investors and any broker-dealers, registered investment advisors, financial and other advisors representing such existing investors; and
●	all other expenses incurred by the Administrator in connection with administering the Company’s business.

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.0 million and $0.0 million, respectively for the three months ended March 31, 2023 and 2022, which is included in other general and administrative expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million and $0.0 million, respectively for the three months ended March 31, 2023 and 2022, which is included in other general and administrative expenses on the statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

The Advisor agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our offering, which has not occurred as of March 31, 2023.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2023 and 2022, the Company did not utilize any leverage.

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

Warehousing Transaction

We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, the Company entered into three facility agreements (the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we receive subscriptions for our shares of at least $100 million (the “Capital Condition”), we have no obligation to purchase the Portfolio Investments under the Facility Agreements. As of March 31, 2023, there were 26 loans (consisting of 16 portfolio companies) that the Financing Provider previously acquired with a fair market value of $189.2 million as compared to a $189.3 million purchase obligation relating to the Portfolio Investments under the Facility Agreements (excluding the impacts of interest receivable on investments, fees payable to the Financing Provider and foreign currency). As of March 31, 2023, the Capital Condition was not met.

Portfolio and Investment Activity

As of March 31, 2023 and 2022, the Company had not commenced operations and had no portfolio investments.

Our Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
●	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
●	comparisons to our other portfolio companies in the industry, if any;
●	attendance at and participation in board meetings or presentations by portfolio companies; and
●	review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

●	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.
●	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.
●	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).
●	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Total investment income	—	—
Total expenses, net of fee waivers	$722	$182
Net investment income before taxes	(722)	(182)
Less income taxes, including excise tax	—	—
Net investment income	(722)	(182)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	—	—
Net decrease in net assets resulting from operations	(722)	(182)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

As of March 31, 2023, the Company had not commenced operations and did not earn any investment income during the three months ended March 31, 2023 and 2022.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Interest and debt financing expenses	$—	$—
Base management fee	—	—
Incentive fee	—	—
Professional fees and operating expenses	228	22
Trustees fees	108	—
Organization costs	386	160
Total expenses, before fee waivers	722	182
Base management fee waiver	—	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	722	182

Interest and Debt Financing Expenses

As of March 31, 2023, the Company had not commenced operations and did not incur any interest or debt financing expenses during the three months ended March 31, 2023 and 2022.

Management Fee

As of March 31, 2023, the Company had not commenced operations and no management fee was accrued or paid during the three months ended March 31, 2023 and 2022.

Incentive Fee

As of March 31, 2023, the Company had not commenced operations and no incentive fee was accrued or paid during the three months ended March 31, 2023 and 2022.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses were $721,513 and $181,731 for the three months ended March 31, 2023 and 2022, respectively.

Net Realized and Unrealized Gains and Losses

As of March 31, 2023, the Company had not commenced operations and had no realized or unrealized gains and losses on investments during the three months ended March 31, 2023 and 2022.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and 2022, the net decrease in net assets resulting from operations was $0.7 million and $0.2 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended March 31, 2023, our per share net decrease in net assets resulting from operations was $470.55. There were no shares outstanding as of March 31, 2022.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2023 and 2022, the Company had not commenced operations and had no outstanding senior securities.

Equity

As of March 31, 2023, the Company issued and sold 40,200 shares (consisting of 0 Class S shares, 0 Class D shares and 40,200 Class I shares at an offering price of $25.00 per share). As of March 31, 2022, the Company did not issue or sell any shares.

Debt

As of March 31, 2023 and 2022, the Company had not commenced operations and had no outstanding borrowings.

Distribution Policy

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the regulated investment company (“RIC”) requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

The per share amount of distributions on Class S, Class D and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.

As of March 31, 2023, the Company had not commenced operations and did not declare or pay any distributions during the three months ended March 31, 2023 and 2022.

We intend to operate in a manner so as to continuously qualify, as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2023. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2023 and 2022, the Company had not commenced operations and had no unfunded commitments under loan and financing agreements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023 and 2022, management is not aware of any pending or threatened litigation.

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

Significant Accounting Estimates and Critical Accounting Policies Basis of Presentation

Basis Of Presentation

The Company’s unaudited financial statements have been prepared in accordance with U.S. GAAP. The Company’s unaudited financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 1, 6, 10 and 12 of Regulation S-X. These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these financial statements have been prepared in that currency.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. We record PIK as interest or dividend income, as applicable. If at any point we believe PIK may not be realized, we place the investment generating PIK on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, as applicable.

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

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

●	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor;
●	Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
●	The Board and Audit Committee provide oversight with respect to the valuation process, including requesting such materials as they deem appropriate.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2023 and 2022, the Company had not commenced operations and had no investments.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

Item 1.          Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2023 there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit Number	Description of Document
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Defition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Label Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: May 15, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 15, 2023	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer