Form 10-Q
period 2023-06-30
Bain Capital Private Credit
filed 2023-08-11
CIK 1899017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of June 30, 2023 were 0, 0 and 40,200 of Class S, Class D and Class I Common Shares, respectively. Common shares outstanding may exclude August 1, 2023 subscriptions, if any, since the issuance price is not yet finalized at the date of this filing.

i

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

PART I
FINANCIAL INFORMATION
Item 1.
Financial Statements

Bain Capital Private Credit

Statements of Assets and Liabilities

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Controlled affiliate investment (amortized cost of $646,250 and $0, respectively)	$646,250	$-
Cash	363,750	5,000
Cash held in escrow	2,000,000	-
Subscriptions receivable	1,000,000	-
Deferred offering cost	1,183,574	847,595
Prepaid insurance	406,765	429,562

Total assets	$5,600,339	$1,282,157

Liabilities
Payable to affiliate	$3,650,318	$2,286,096
Accrued expenses and other liabilities	137,234	85,000
Subscriptions received in advance	3,000,000	-

Total liabilities	$6,787,552	$2,371,096

Commitments and Contingencies (See Note 4)

Net assets
Class I shares, $0.01 par value; unlimited and unlimited shares authorized, 40,200 and 200 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$402	$2
Paid-in-capital in excess of par value	1,004,598	4,998
Accumulated net loss	(2,192,213)	(1,093,939)
Total Net Assets	$(1,187,213)	$(1,088,939)
Total Liabilities and Total Net Assets	$5,600,339	$1,282,157

Net asset value per share	(29.53)	(5,444.70)

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Expenses
Professional fees and operating expenses	$180,665	$77,631	$408,628	$99,526
Organization costs	87,971	4,781	473,396	164,617
Trustee fees	108,125	—	216,250	—
Total expenses	376,761	82,412	1,098,274	264,143
Net investment loss	(376,761)	(82,412)	(1,098,274)	(264,143)
Net decrease in net assets resulting from operations	$(376,761)	$(82,412)	$(1,098,274)	$(264,143)
Loss per share (basic and diluted)	(9.37)	N/A	(52.36)	N/A

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Changes in Net Assets
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Operations:
Net decrease in net assets resulting from operations	$(376,761)	$(82,412)	(1,098,274)	$(264,143)
Capital share transactions:
Issuance of Common Shares	—	—	1,000,000	—
Net assets, beginning of period	(810,452)	(181,731)	(1,088,939)	—
Net assets, end of period	$(1,187,213)	$(264,143)	$(1,187,213)	$(264,143)
Net asset value per Common Share	(29.53)	N/A	(29.53)	N/A
Common shares outstanding at the end of period	40,200	—	40,200	—

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,098,274)	$(264,143)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchases of investments	(646,250)	—
Increase in deferred offering cost	(335,979)	(269,616)
Decrease in prepaid insurance	22,797	(618,655)
Increase in payable to affiliate	1,364,222	1,131,164
Increase in accrued expenses and other liabilities	52,234	21,250
Net cash provided by (used in) operating activities	(641,250)	—
Cash flows from financing activities
Proceeds from issuance of Common Shares	1,000,000	—
Increase in subscriptions received in advance	2,000,000
Net cash provided by financing activities	3,000,000	—
Net increase in cash and cash equivalents	2,358,750	—
Cash, cash held in escrow, beginning of period	5,000	—
Cash, cash held in escrow, end of period	$2,363,750	$-

	2023	2022
Cash	$363,750	$5,000
Cash held in escrow	2,000,000	—
Total cash, cash held in escrow, shown in the statements of cash flows	$2,363,750	$5,000

See Notes to Financial Statements

Bain Capital Private Credit

Schedule of Investments

As of June 30, 2023

(Unaudited)

Portfolio Company	Investment Type	Index	Spread	Interest Rate	Maturity Date	Shares	Cost	Market Value	% of NAV (6)
Controlled Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (1)(2)(3)(4)(5)	Equity Interest	—	—	—	—	71	71,250	71,250
Legacy Corporate Lending HoldCo, LLC (1)(2)(3)(4)(5)	Preferred Equity	—	—	—	—	575	575,000	575,000
FIRE: Finance Total							$646,250	$646,250	-54.4%
Controlled Affiliate Investments Total							$646,250	$646,250	-54.4%
Investments Total							$646,250	$646,250	-54.4%

1.
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
2.
As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
3.
Investment is classified as Level 3 under the ASC 820 (defined in Note 2) framework. As of June 30, 2023, this investment was valued at cost.
4.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $646,250 or -54.43% of the Company’s net assets. The acquisition date of the restricted securities is 4/24/2023.
5.
The Company holds an interest in Legacy Corporate Lending HoldCo, LLC, an operating company based out of the United States which invests primarily in asset-backed lending (“ABL”) opportunities.
6.
Percentages are based on the Company’s net assets of (1,187,213) as of June 30, 2023.

See Notes to Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. The Company is a non-exchange traded, perpetual life management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by BCSF Advisors, LP (the “Advisor” or “BCSF Advisors”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator” or “BCSF Advisors”). As of June 30, 2023, the Company has the authority to issue unlimited shares of all classes of capital stock, par value $0.01 per share. As of June 30, 2023, the Advisor committed and contributed $1,005,000 of capital to the Company. In exchange for this contribution, the Advisor received 40,200 Class I shares of the Company’s Common Shares of beneficial interest.

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

The Company had not commenced operations as of June 30, 2023.

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

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparable company multiple models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

•
Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
•
Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.

A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.

Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.

The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Commitment fees are recorded on an accrual basis and recognized as interest income. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

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

Cash Held in Escrow

The Company will take purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $100 million (excluding any shares purchased by our Advisor, its affiliates and our Trustees and officers but including any shares purchased in any private offerings), and our Board has authorized the release of the escrowed purchase order proceeds to us so that we can commence operations. If we do not raise the minimum amount and commence operations by the date that is one year following the effective date of the registration statement of which this prospectus is a part, this offering will be terminated and our escrow agent will promptly send a full refund of escrow proceeds to investors with interest and without deduction for escrow expenses.

Subscriptions Receivable

Subscriptions receivable includes subscription orders from investors that have not been paid as of June 30, 2023. All subscription receivables on the Statement of Assets and Liabilities as of June 30, 2023 were received in July 2023.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Prior to breaking escrow, offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and will be amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

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

During the three and six months ended June 30, 2023 and 2022, there were no tax expenses and no interest and penalties were incurred.

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

For the three months ended June 30, 2023 and 2022, there were no management fees. For the six months ended June 30, 2023 and 2022, there were no management fees. Management fees will be charged upon commencement of operations. As of June 30, 2023 and December 31, 2022, there was no payable related to the base management fee accrued on the statements of assets and liabilities.

Incentive Fee

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

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

•
No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;

•
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
•
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

•
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

For the three months ended June 30, 2023 and 2022, the Company did not incur any income incentive fees. For the six months ended June 30, 2023 and 2022, the Company did not incur any income incentive fees. The incentive fee will be charged upon commencement of operations.

As of June 30, 2023 and December 31, 2022, there was no income incentive fee accrued in incentive fee payable.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of June 30, 2023 and December 31, 2022.

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

For the six months ended June 30, 2023 and year ended December 31, 2022, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company did not incur any expenses related to the Administrator for the three months ended June 30, 2023 and 2022. The Company did not incur any expenses related to the Administrator for the six months ended June 30, 2023 and 2022. As of June 30, 2023, and December 31, 2022, respectively, there were no payables related to the Administrator. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company did not incur any expenses related to the sub-administrator for the three months ended June 30, 2023 and 2022. The Company did not incur any expenses related to the sub-administrator for the six months ended June 30, 2023 and 2022. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2023 and December 31, 2022, the Advisor held 40,200 and 200 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during six months ended June 30, 2023 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of June 30, 2023	Dividend, Interest, and PIK Income	Other Income
Controlled affiliate investments
Legacy Corporate Lending HoldCo, LLC Equity Interest	$—	$71,250	$—	$—	$—	$71,250	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	—	575,000	—	—	—	575,000	—	—
Total Controlled affiliate investments	$—	$646,250	$—	$—	$—	$646,250	$—	$—
Total	$—	$646,250	$—	$—	$—	$646,250	$—	$—

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

Deferred Offering Costs and Other Expenses

During the three months ended June 30, 2023, $70,671, $20,596, $217,408 and $201,381 of the Company’s organization expenses, professional fees and operating expenses, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. During the three months ended June 30, 2022, $4,781, $77,631, $174,545 and $692,648 of the Company’s organization expenses, professional fees and operating expenses, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. During the six months ended June 30, 2023, $427,409, $224,058, $302,553 and $201,381 of the Company’s organization expenses, professional fees and operating expenses, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. During the six months ended June 30, 2022, $164,617, $78,276, $269,616 and $618,655 of the Company’s organization expenses, professional fees and operating expenses, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. These payables are included as a “Payable to affiliate” on the Statement of Assets and Liabilities.

Note 4. Commitments and Contingencies

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown as it would involve future claims that may be made against the Company. Currently, the Company is not aware of any such claims and no such claims are expected to occur. As such, the Company does not consider it necessary to record a liability in this regard.

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

As of June 30, 2023, there were 26 loans (consisting of 16 portfolio companies) that the Financing Provider previously acquired with a fair market value of 190.7 million as compared to a 190.4 million purchase obligation relating to the Facility Agreements (including the impacts of interest receivable on investments and fees paid or payable to the Financing Provider).

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

Note 7. Subsequent Events

The Company's management has evaluated the events and transactions that have occurred through August 11, 2023, the issuance date of the financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the financial statements.

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

Overview

Bain Capital Private Credit (the “Company”, “we”, “our” and “us”) is a newly organized, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). The Company has not commenced investment operations as of the date of this Quarterly Report. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio will consist of primarily floating rate loans. As of June 30, 2023, the Company had not commenced operations. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.0 million and $0.0 million, respectively for the three months ended June 30, 2023 and 2022, and $0.0 million and $0.0 million, respectively for the six months ended June 30, 2023 and 2022, which is included in other general and administrative expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million and $0.0 million, respectively for the three months ended June 30, 2023 and 2022, and $0.0 million and $0.0 million, respectively for the six months ended June 30, 2023 and 2022, which is included in other general and administrative expenses on the statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

The Advisor agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our offering, which has not occurred as of June 30, 2023.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023, the Company did not utilize any leverage.

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

Credit Committee Approval and Portfolio Construction

If the reviewing team deems an investment worthy of serious consideration, it generally must be presented to the credit committee, which is comprised of at least three experienced credit professionals, who are selected based on strategy and geography. A portfolio manager leads the decision-making process for each investment and engages the credit committee throughout the investment process in order to prioritize and direct the underwriting of each potential investment opportunity. For middle market holdings, the path to exit an investment is often discussed at credit committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle market investments are illiquid, exits are driven by a sale of the portfolio company or a refinancing of the portfolio company’s debt.

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

Environmental, Social and Governance

Our Advisor believes that environmental, social, and governance (ESG) management helps to create lasting impact for all of its stakeholder groups, including investors, portfolio companies, employees and communities. ESG risks can have a negative impact on an issuer’s ability to meet its financial obligations. Therefore, strong ESG management aligns with our Advisor’s goal to seek and generate attractive risk-adjusted returns with the capital it invests. Our Advisor considers ESG factors throughout its investment decision-making process. These factors include, but are not limited to, applying a negative screen to avoid investing in companies with outsized ESG risks; examining the impact a company has on society and the environment during the diligence process; seeking to consider ESG factors from a company-specific and sector-wide perspective; and engaging companies via corporate actions and board seats, where applicable.

Warehousing Transaction

We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, the Company entered into three facility agreements (the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we receive subscriptions for our shares of at least $100 million (the “Capital Condition”), we have no obligation to purchase the Portfolio Investments under the Facility Agreements. As of June 30, 2023, there were 26 loans (consisting of 16 portfolio companies) that the Financing Provider previously acquired with a fair market value of $190.7 million as compared to a $190.4 million purchase obligation relating to the Portfolio Investments under the Facility Agreements (excluding the impacts of interest receivable on investments, fees payable to the Financing Provider and foreign currency). As of June 30, 2023, the Capital Condition was not met.

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $0.6 million in one portfolio company.

During the six months ended June 30, 2023, we invested $0.6 million in one portfolio company.

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

As of June 30, 2023, the Company held one issuer with an investment rating of 2.

Results of Operations

Our operating results for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Total investment income	$—	$—
Total expenses, net of fee waivers	377	82
Net investment income before taxes	(377)	(82)
Less income taxes, including excise tax	—	—
Net investment income	(377)	(82)
Net realized gain (loss)	—	—
Net change in unrealized appreciation	—	—
Net decrease in net assets resulting from operations	(377)	(82)

Our operating results for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Total investment income	$—	$—
Total expenses, net of fee waivers	1,098	264
Net investment income before taxes	(1,098)	(264)
Less income taxes, including excise tax	—	—
Net investment income	(1,098)	(264)
Net realized gain (loss)	—	—
Net change in unrealized appreciation	—	—
Net decrease in net assets resulting from operations	(1,098)	(264)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

As of June 30, 2023, the Company did not earn any investment income during the three and six months ended June 30, 2023 and 2022.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Interest and debt financing expenses	$—	$—
Base management fee	—	—
Incentive fee	—	—
Professional fees and operating expenses	181	77
Organization costs	88	5
Trustees fees	108	—
Total expenses, before fee waivers	377	82
Base management fee waiver	—	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	377	82

The composition of our operating results for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Interest and debt financing expenses	$—	$—
Base management fee	—	—
Incentive fee	—	—
Professional fees and operating expenses	409	99
Organization costs	473	165
Trustees fees	216	—
Total expenses, before fee waivers	1,098	264
Base management fee waiver	—	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	1,098	264

Interest and Debt Financing Expenses

As of June 30, 2023, the Company did not incur any interest or debt financing expenses during the three and six months ended June 30, 2023 and 2022.

Management Fee

As of June 30, 2023, the Company had not commenced operations and no management fee was accrued or paid during the three and six months ended June 30, 2023 and 2022.

Incentive Fee

As of June 30, 2023, the Company had not commenced operations and no incentive fee was accrued or paid during the three and six months ended June 30, 2023 and 2022.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $376,761 for the three months ended June 30, 2023 from $82,412 for the three months ended June 30, 2022, primarily due to an increase in costs associated with establishing the Company.

Professional fees and other general and administrative expenses increased to $1,098,274 for the six months ended June 30, 2023 from $264,143 for the six months ended June 30, 2022, primarily due to an increase in costs associated with establishing the Company.

Net Realized and Unrealized Gains and Losses

As of June 30, 2023, the Company had no realized or unrealized gains and losses on investments during the three and six months ended June 30, 2023 and 2022.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2023 and 2022, the net decrease in net assets resulting from operations was $0.4 million and $0.1 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended June 30, 2023, our per share net decrease in net assets resulting from operations was $9.37. There were 40,200 shares outstanding as of June 30, 2023. Because there were no shares outstanding as of June 30, 2022, there was no applicable per share decrease in net assets resulting from operations for the three months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, the net decrease in net assets resulting from operations was $1.1 million and $0.3 million, respectively. Based on the weighted average Common Shares outstanding for the six months ended June 30, 2023, our per share net decrease in net assets resulting from operations was $52.36. Because there were no shares outstanding as of June 30, 2022, there was no applicable per share decrease in net assets resulting from operations for the six months ended June 30, 2022.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2023 and 2022, the Company had no outstanding senior securities.

Equity

As of June 30, 2023, the Company issued and sold 40,200 shares (consisting of 0 Class S shares, 0 Class D shares and 40,200 Class I shares) at an offering price of $25.00 per share. As of June 30, 2022, the Company did not issue or sell any shares.

Debt

As of June 30, 2023 and 2022, the Company had not commenced operations and had no outstanding borrowings.

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

As of June 30, 2023, the Company had not commenced operations and did not declare or pay any distributions during the three and six months ended June 30, 2023 and 2022.

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

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2023 and 2022, the Company had no unfunded commitments under loan and financing agreements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023 and 2022, management is not aware of any pending or threatened litigation.

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

As of June 30, 2023, the Company had no investments that alter our interest rate sensitivity.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
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

Item 1A
Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2023, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults Upon Senior Securities

Not applicable.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.
Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.2	Form of Advisory Agreement (incorporated by reference to Exhibit (g) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

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

14.	Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

24.1*	Powers of Attorney

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: August 11, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 11, 2023	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer