Form 10-Q
period 2023-09-30
Bain Capital Private Credit
filed 2023-11-13
CIK 1899017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of September 30, 2023 were 0, 0 and 60,200 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding may exclude November 1, 2023 subscriptions, if any, since the issuance price is not yet finalized at the date of this filing.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “we,” “us,” “our”, and the “Company” refer to Bain Capital Private Credit.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCPC Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2022 and in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I
FINANCIAL INFORMATION
Item 1.
Financial Statements

Bain Capital Private Credit

Statements of Assets and Liabilities

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Controlled affiliate investment (amortized cost of $1,215,000 and $0, respectively)	$1,215,000	$-
Cash	295,000	5,000
Cash held in escrow	8,015,000	-
Subscriptions receivable	20,000,000	-
Deferred offering cost	1,223,690	847,595
Prepaid insurance	273,113	429,562

Total assets	$31,021,803	$1,282,157

Liabilities
Subscriptions received in advance	$28,015,000	$-
Payable to affiliate	4,009,650	2,286,096
Accrued expenses and other liabilities	185,882	85,000

Total liabilities	$32,210,532	$2,371,096

Commitments and Contingencies (See Note 4)

Net assets
Class I shares, $0.01 par value; unlimited and unlimited shares authorized, 60,200 and 200 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$602	$2
Paid-in-capital in excess of par value	1,504,398	4,998
Accumulated net loss	(2,693,729)	(1,093,939)
Total Net Assets	$(1,188,729)	$(1,088,939)
Total Liabilities and Total Net Assets	$31,021,803	$1,282,157

Net asset value per share	(19.75)	(5,444.70)

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Expenses
Professional fees and operating expenses	$206,820	$98,297	$615,448	$197,823
Organization costs	186,571	-	659,967	164,617
Trustee fees	108,125	-	324,375	-
Total expenses	501,516	98,297	1,599,790	362,440
Net investment loss	(501,516)	(98,297)	(1,599,790)	(362,440)
Net decrease in net assets resulting from operations	$(501,516)	$(98,297)	$(1,599,790)	$(362,440)
Loss per share (basic and diluted)	(8.91)	(491.49)	(48.66)	(1,812.20)
Weighted average Common Shares outstanding	56,286.96	200.00	32,873.99	200.00

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Changes in Net Assets
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Operations:
Net decrease in net assets resulting from operations	$(501,516)	$(98,297)	(1,599,790)	$(362,440)
Capital share transactions:
Issuance of Common Shares	500,000	5,000	1,500,000	5,000
Net assets, beginning of period	(1,187,213)	(264,143)	(1,088,939)	-
Net assets, end of period	$(1,188,729)	$(357,440)	$(1,188,729)	$(357,440)
Net asset value per Common Share	(19.75)	(1,787.20)	(19.75)	(1,787.20)
Common Shares outstanding at the end of period	60,200	200	60,200	200

See Notes to Financial Statements

Bain Capital Private Credit

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,599,790)	$(362,440)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,215,000)	-
Increase in deferred offering cost	(376,095)	(529,267)
Decrease/(Increase) in prepaid insurance	156,449	(524,108)
Increase in payable to affiliate	1,723,554	1,390,815
Increase in accrued expenses and other liabilities	100,882	25,000
Net cash provided by (used in) operating activities	(1,210,000)	-
Cash flows from financing activities
Proceeds from issuance of Common Shares	1,500,000	5,000
Increase in subscriptions received in advance	8,015,000	-
Net cash provided by financing activities	9,515,000	5,000
Net increase in cash and cash equivalents	8,305,000	5,000
Cash, cash held in escrow, beginning of period	5,000	-
Cash, cash held in escrow, end of period	$8,310,000	$5,000

	2023	2022
Cash	$295,000	$5,000
Cash held in escrow	8,015,000	-
Total cash, cash held in escrow, shown in the statements of cash flows	$8,310,000	$5,000

See Notes to Financial Statements

Bain Capital Private Credit

Schedule of Investments

As of September 30, 2023

(Unaudited)

Portfolio Company	Investment Type	Index	Spread	Interest Rate	Maturity Date	Shares	Cost	Market Value	% of NAV (6)
Controlled Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (1)(2)(3)(4)(5)	Preferred Equity	—	—	—	—	1,125	1,125,000	1,125,000	-94.6%
Legacy Corporate Lending HoldCo, LLC, Class A (1)(2)(3)(4)(5)	Equity Interest	—	—	—	—	90	90,000	90,000	-7.6%
Legacy Corporate Lending HoldCo, LLC, Class B (1)(2)(3)(4)(5)	Equity Interest	—	—	—	—	75	-	-	0.0%
FIRE: Finance Total							$1,215,000	$1,215,000	-102.2%
Controlled Affiliate Investments Total							$1,215,000	$1,215,000	-102.2%
Investments Total							$1,215,000	$1,215,000	-102.2%

1.
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company, as the Company owns 5% or more of the portfolio company’s outstanding voting securities.
2.
As defined in the 1940 Act, the Company is deemed to “control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
3.
Investment is classified as Level 3 under the ASC 820 (defined in Note 2) framework. As of September 30, 2023, this investment was valued at cost.
4.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $1,215,000 or -102.21% of the Company’s net assets. The acquisition date of the restricted securities is 4/24/2023.
5.
The Company holds an interest in Legacy Corporate Lending HoldCo, LLC, an operating company based out of the United States which invests primarily in asset-backed lending (“ABL”) opportunities.
6.
Percentages are based on the Company’s net assets of $(1,188,729) as of September 30, 2023.

See Notes to Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. The Company is a non-exchange traded, perpetual life management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Effective as of September 28, 2023, the Company is externally managed by BCPC Advisors, LP (the “Advisor” or “BCPC Advisors”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator” or “BCPC Advisors”). Prior to September 28, 2023, BCSF Advisors, LP, a subsidiary of Bain Capital Credit, served as the Company’s investment adviser and provided administrative services to the Company.

As of September 30, 2023, the Company has the authority to issue unlimited shares of all classes of capital stock, par value $0.01 per share. As of September 30, 2023, the Advisor committed $21,505,000 and has contributed $1,505,000 of capital to the Company pursuant to a private placement. In exchange for this contribution, the Advisor received 60,200 Class I shares of the Company’s Common Shares of beneficial interest.

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

The Company will offer on a continuous basis up to $2.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the SEC. The Company will offer to sell any combination of three classes of Common Shares, Class S shares, Class I shares and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest in the public offering will be $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the public offering. The Company may also engage in private offerings of its Common Shares. The Company had not satisfied the minimum offering requirement or commenced its public offering as of September 30, 2023.

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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Cash Held in Escrow

The Company will take purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $100 million (excluding any shares purchased by our Advisor, its affiliates and our Trustees and officers but including any shares purchased in any private offerings), and our Board has authorized the release of the escrowed purchase order proceeds to us so that we can commence our public offering. If we do not raise the minimum amount and commence our public offering by the date that is one year following the effective date of the registration statement of which this prospectus is a part, the offering will be terminated and our escrow agent will promptly send a full refund of escrow proceeds to investors with interest and without deduction for escrow expenses.

Subscriptions Receivable

Subscriptions receivable includes subscription orders from investors that have not been paid as of September 30, 2023. All subscription receivables on the Statements of Assets and Liabilities as of September 30, 2023 were received before November 2, 2023.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Prior to breaking escrow, offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and will be amortized on a straight-line basis over 12 months beginning on the date the Company breaks escrow and commences its public offering.

Prepaid Insurance

The Company has obtained Trustees and Officers liability insurance. These costs are recognized as a deferred charge and will be amortized using the straight-line method over the term of the insurance policies, beginning on the date the Company enters into each insurance policy agreement. Deferred costs related to the insurance policies are presented separately on the Company’s Statements of Assets and Liabilities.

Professional Fees and Operating Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees, and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Advisor may be reimbursed by the Company.

Income Taxes

The Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

During the three and nine months ended September 30, 2023 and 2022, there were no tax expenses and no interest and penalties incurred.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into an investment advisory agreement as of September 28, 2023 (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. The Company entered into an administration agreement with the Advisor, pursuant to which administrative services necessary for the Company to operate will be provided. Prior to September 28, 2023, BCSF Advisors, LP, a subsidiary of Bain Capital Credit, served as the Company’s investment adviser and provided administrative services to the Company.

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

For the three months ended September 30, 2023 and 2022, there were no management fees. For the nine months ended September 30, 2023 and 2022, there were no management fees. Management fees will be charged upon the Company breaking escrow and the commencement of the Company’s public offering. As of September 30, 2023 and December 31, 2022, there was no payable related to the base management fee accrued on the Statements of Assets and Liabilities.

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

For the three months ended September 30, 2023 and 2022, the Company did not incur any income incentive fees. For the nine months ended September 30, 2023 and 2022, the Company did not incur any income incentive fees. The incentive fee will be charged upon the Company’s breaking escrow and the commencement of the Company’s public offering.

As of September 30, 2023 and December 31, 2022, there was no income incentive fee accrued in incentive fee payable.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of September 30, 2023 and December 31, 2022.

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

For the nine months ended September 30, 2023 and year ended December 31, 2022, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator, as of September 28, 2023, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board.

The Company did not incur any expenses related to the Administrator for the three months ended September 30, 2023 and 2022. The Company did not incur any expenses related to the Administrator or to BCSF Advisors, LP (in its former capacity as the Company’s administrator) for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, respectively, there were no payables related to the Administrator or to BCSF Advisors, LP. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company did not incur any expenses related to the sub-administrator for the three months ended September 30, 2023 and 2022. The Company did not incur any expenses related to the sub-administrator for the nine months ended September 30, 2023 and 2022. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-investments

The Company will invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on August 23, 2016, as subsequently amended (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

As of September 30, 2023 and December 31, 2022, the Advisor held 60,200 and 200 Class I shares of the Company’s Common Shares, respectively.

As of September 30, 2023 and December 31, 2022, the Company had a subscription receivable of $20.0 million and $0.0 million from the Advisor, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the nine months ended September 30, 2023 in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of September 30, 2023	Dividend, Interest, and PIK Income	Other Income
Controlled affiliate investments
Legacy Corporate Lending HoldCo, LLC Equity Interest	$—	$90,000	$—	$—	$—	$90,000	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	—	1,125,000	—	—	—	1,125,000	—	—
Total Controlled affiliate investments	$—	$1,215,000	$—	$—	$—	$1,215,000	$—	$—
Total	$—	$1,215,000	$—	$—	$—	$1,215,000	$—	$—

Managing Dealer Agreement

The Company entered into a Managing Dealer Agreement with Emerson Equity LLC, pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares.

We have paid the Managing Dealer an engagement fee equal to $250,000 (the “Engagement Fee”). In its capacity as our investment adviser prior to September 28, 2023, BCSF Advisors, LP agreed to advance the Engagement Fee on our behalf. We will be obligated to reimburse BCSF Advisors, LP for the advanced Engagement Fee upon breaking escrow for the offering. Once we have received purchase orders for at least $500,000,000, the Managing Dealer will be entitled to receive a fee equal to .05% of the offering proceeds (together with the Engagement Fee, the “Managing Dealer Fee”). Assuming we sell all of the shares offered under the Company’s prospectus at the maximum offering of $2,000,000,000, the maximum estimated Managing Dealer Fee would be $1,000,000. In accordance with FINRA Rule 2310, we will not pay the Managing Dealer Fee out of offering proceeds prior to the release of such proceeds from escrow.

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. Participating brokers and servicing brokers are not required to provide such services with respect to Class I shares. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

Deferred Offering Costs and Other Expenses

During the three months ended September 30, 2023, $76,676, $93,049, $108,125, $81,482 and $0 of the Company’s organization expenses, professional fees and operating expenses, trustee fees, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after breaking escrow and the commencement of the Company’s public offering. During the three months ended September 30, 2022, $0, $0, $259,651 and $0 of the Company’s organization expenses, professional fees and operating expenses, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after breaking escrow and the commencement of the Company’s public offering. During the nine months ended September 30, 2023, $504,085, $317,107, $324,375, $384,035 and $201,381 of the Company’s organization expenses, professional fees and operating expenses, trustee fees, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after the commencement of operations. During the nine months ended September 30, 2022, $164,617, $4,283, $529,267 and $692,648 of the Company’s organization expenses, professional fees and operating expenses, deferred offering costs, and insurance, respectively, were paid by a related party of the Advisor and will be reimbursed by the Company after breaking escrow and the commencement of the Company’s public offering. These payables are included as a “Payable to affiliate” on the Statements of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

On September 28, 2023, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Adviser (i) has agreed to pay, on a monthly basis, a portion of the Company’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Company’s net asset value (each such payment, a “Required Expense Payment”), and (ii) may elect to pay an additional portion of the Company’s expenses from time to time, provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company, (each such payment, a “Voluntary Expense Payment”), which the Company will be obligated to reimburse to the Advisor at a later date if certain conditions are met.

“Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Company’s administrator in performing its administrative obligations under the Administration Agreement.

The Advisor’s obligation to make a Required Expense Payment shall automatically become a liability of the Advisor and the Company’s right to receive a Required Expense Payment shall be an asset of the Company on the last calendar day of the applicable month. Any Required Expense Payment shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Advisor or its affiliates no later than forty-five days after such obligation was incurred.

The Company’s right to receive a Voluntary Expense Payment shall be an asset of the Company upon the Advisor committing in writing to pay the Voluntary Expense Payment. Any Voluntary Expense Payment that the Advisor has committed to pay shall be paid by the Advisor to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Advisor or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar month shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar month that have not been previously reimbursed by the Company to the Advisor; provided that the Advisor may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense

Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s net asset value. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Advisor has waived its right to receive such payment for the applicable month.

For the three and nine months ended September 30, 2023 and 2022, the Company did not receive Expense Support from the Advisor or from BCSF Advisors, LP (in its former capacity as the Company’s investment adviser).

For the three and nine months ended September 30, 2023 and 2022, there was no Reimbursement Payments made to the Advisor or from BCSF Advisors, LP (in its former capacity as the Company’s investment adviser).

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

Note 5. Warehousing Transaction

On October 19, 2022, the Company entered into three facility agreements (as amended, restated and/or supplemented from time to time ,the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”) to acquire certain securities (the “Portfolio Investments”) at the Company’s request. Under the Facility Agreements, if the Company has received subscriptions of at least $100 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase the Portfolio Investments from the Financing Provider, who is obligated to sell such investments, on or before October 19, 2023 (the “Facilities End Date”). The Company may also elect, but is not obligated to, purchase the Portfolio Investments prior to the Facilities End Date or without meeting the Capital Condition. The Portfolio Investments will be aligned with the Company’s investment objective and will not exceed $250 million (the “Financing Commitment Amount”). The Company has agreed to pay certain fees and expenses to the Financing Provider, including:

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

As of September 30, 2023, there were 26 loans (consisting of 16 portfolio companies) that the Financing Provider previously acquired with a fair market value of $188.2 million as compared to a $187.0 million purchase obligation relating to the Facility Agreements (including the impacts of interest receivable on investments and fees paid or payable to the Financing Provider).

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

Note 7. Subsequent Events

The Company's management has evaluated the events and transactions that have occurred through November 13, 2023, the issuance date of the financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the financial statements other than those disclosed below.

On October 18, 2023, the Company entered into the Amendment to Loan Facility Agreements which extended each Facility Agreement's Scheduled Facility End Date to December 1, 2023.

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

Overview

Bain Capital Private Credit (the “Company”, “we”, “our” and “us”) is a newly organized, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCPC Advisors, LP (our “Advisor” or “BCPC Advisors”), a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCPC Advisors”). Prior to September 28, 2023, BCSF Advisors, LP, a subsidiary of Bain Capital Credit, served as our investment adviser and provided administrative services to us.

Through September 30, 2023, we have invested approximately $1,215,000 in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

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

Following the commencement of our public offering, the value at which our new Common Shares may be offered, or our Common Shares may be repurchased, will be equal to our monthly NAV per share. In addition, an investment in our Common Shares has limited or no liquidity beyond our share repurchase program, and our share repurchase program can be modified, suspended or terminated at the Board’s discretion. Purchases of our Common Shares must be fully funded at the time of subscription.

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

Our debt investment portfolio will consist of primarily floating rate loans. As of September 30, 2023, the Company had not broken escrow or commenced its public offering and held no debt investments. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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
•
expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Advisor or its affiliates to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
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

•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Advisor is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Advisor or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates as lessor in connection therewith));
•
transfer agent, dividend agent and custodial fees;
•
fees and expenses associated with marketing efforts;
•
federal and state registration fees, franchise fees, any costs associated with an exchange listing (including stock exchange listing fees) and fees payable to rating agencies;
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator and to BCSF Advisors, LP (in its former capacity as our administrator) of $0.0 million and $0.0 million, respectively for the three months ended September 30, 2023 and 2022, and $0.0 million and $0.0 million, respectively for the nine months ended September 30, 2023 and 2022, which is included in other general and administrative expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million and $0.0 million, respectively for the three months ended September 30, 2023 and 2022, and $0.0 million and $0.0 million, respectively for the nine months ended September 30, 2023 and 2022, which is included in other general and administrative expenses on the statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its former capacity as our investment adviser prior to September 28, 2023, and the Advisor have agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our offering, which had not occurred as of September 30, 2023. We will be obligated to reimburse BCSF Advisors, LP and the Advisor for such advanced expenses upon breaking escrow for the offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023, the Company did not utilize any leverage.

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

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global sourcing contacts, enabling the group to generate a large set of middle-market investment opportunities. Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s industry groups, Trading Desk, and the Bain Capital Special Situations team. The team has extensive contacts with private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Through these sourcing efforts the Private Credit Group has built a sustainable deal funnel, which has generated hundreds of opportunities to review annually.

Investment Diligence & Recommendation

Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with the due diligence. The Private Credit Group works with the close support of Bain Capital Credit’s industry groups on performing due diligence. This process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memorandums and accompanying credit packs. Work product also includes full models and covenant analysis. The approval process itself is iterative, involving multiple levels of discussion and approval.

Credit Committee Approval and Portfolio Construction

Given Bain Capital Credit’s broad and diverse range of investment strategies, we tailor our investment decision-making process by strategy to provide a robust and comprehensive discussion of both individual investments and the applicable portfolio(s) under consideration. We believe that this flexible approach provides a rigorous investment decision-making process that allows us to be nimble across a variety of market environments while still maintaining high credit underwriting standards.

Our investments require approval from at least the Private Credit Investment Committee, which includes three Partners in the Private Credit Group as standing members: Michael Ewald, Mike Boyle, and Carolyn Hastings. Ad hoc members may also be included in the Private Credit Investment Committee for certain types of investments.

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

Warehousing Transaction

We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, the Company entered into three facility agreements (as amended, restated and/or supplemented from time to time, the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we receive subscriptions for our shares of at least $100 million (the “Capital Condition”), we have no obligation to purchase the Portfolio Investments under the Facility Agreements. As of September 30, 2023, there were 26 loans (consisting of 16 portfolio companies) that the Financing Provider previously acquired with a fair market value of $188.2 million as compared to a $187.0 million purchase obligation relating to the Portfolio Investments under the Facility Agreements (excluding the impacts of interest receivable on investments, fees payable to the Financing Provider and foreign currency). As of September 30, 2023, the Capital Condition was not met.

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $0.6 million in one portfolio company.

During the nine months ended September 30, 2023, we invested $1.2 million in one portfolio company.

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

As of September 30, 2023, the Company held one issuer with an investment rating of 2.

Results of Operations

Our operating results for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Total investment income	$-	$-
Total expenses, net of fee waivers	502	98
Net investment income before taxes	(502)	(98)
Less income taxes, including excise tax	-	-
Net investment income	(502)	(98)
Net realized gain (loss)	-	-
Net change in unrealized appreciation	-	-
Net decrease in net assets resulting from operations	(502)	(98)

Our operating results for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Total investment income	$-	$-
Total expenses, net of fee waivers	1,600	362
Net investment income before taxes	(1,600)	(362)
Less income taxes, including excise tax	-	-
Net investment income	(1,600)	(362)
Net realized gain (loss)	-	-
Net change in unrealized appreciation	-	-
Net decrease in net assets resulting from operations	(1,600)	(362)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

As of September 30, 2023, the Company did not earn any investment income during the three and nine months ended September 30, 2023 and 2022.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Interest and debt financing expenses	$-	$-
Base management fee	-	-
Incentive fee	-	-
Professional fees and operating expenses	207	98
Organization costs	187	-
Trustees fees	108	-
Total expenses, before fee waivers	502	98
Base management fee waiver	-	-
Incentive fee waiver	-	-
Total expenses, net of fee waivers	502	98

The composition of our operating results for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Interest and debt financing expenses	$-	$-
Base management fee	-	-
Incentive fee	-	-
Professional fees and operating expenses	616	198
Organization costs	660	164
Trustees fees	324	-
Total expenses, before fee waivers	1,600	362
Base management fee waiver	-	-
Incentive fee waiver	-	-
Total expenses, net of fee waivers	1,600	362

Interest and Debt Financing Expenses

As of September 30, 2023, the Company did not incur any interest or debt financing expenses during the three and nine months ended September 30, 2023 and 2022.

Management Fee

As of September 30, 2023, the Company had not broken escrow or commenced its public offering and no management fee was accrued or paid during the three and nine months ended September 30, 2023 and 2022.

Incentive Fee

As of September 30, 2023, the Company had not broken escrow or commenced its public offering and no incentive fee was accrued or paid during the three and nine months ended September 30, 2023 and 2022.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $501,516 for the three months ended September 30, 2023 from $98,297 for the three months ended September 30, 2022, primarily due to an increase in costs associated with establishing the Company.

Professional fees and other general and administrative expenses increased to $1,599,790 for the nine months ended September 30, 2023 from $362,440 for the nine months ended September 30, 2022, primarily due to an increase in costs associated with establishing the Company.

Net Realized and Unrealized Gains and Losses

As of September 30, 2023, the Company had no realized or unrealized gains and losses on investments during the three and nine months ended September 30, 2023 and 2022.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2023 and 2022, the net decrease in net assets resulting from operations was $0.5 million and $0.1 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended September 30, 2023, our per share net decrease in net assets resulting from operations was $8.91. There were 60,200 shares outstanding as of September 30, 2023. Based on the weighted average Common Shares outstanding for the three months ended September 30, 2022, our per share net decrease in net assets resulting from operations was $491.49. There were 200 shares outstanding as of September 30, 2022.

For the nine months ended September 30, 2023 and 2022, the net decrease in net assets resulting from operations was $1.6 million and $0.4 million, respectively. Based on the weighted average Common Shares outstanding for the nine months ended September 30, 2023, our per share net decrease in net assets resulting from operations was $48.66. Based on the weighted average Common Shares outstanding for the nine months ended September 30, 2022, our per share net decrease in net assets resulting from operations was $1,812.20. There were 200 shares outstanding as of September 30, 2022.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2023 and 2022, the Company had no outstanding senior securities.

Equity

As of September 30, 2023, the Company issued and sold 60,200 shares (consisting of 0 Class S shares, 0 Class D shares and 60,200 Class I shares) at an offering price of $25.00 per share. As of September 30, 2022, the Company issued and sold 200 Class I shares at an offering price of $25.00 per share.

Debt

As of September 30, 2023 and 2022, the Company had no outstanding borrowings.

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

As of September 30, 2023, the Company had not broken escrow or commenced its public offering and did not declare or pay any distributions during the three and nine months ended September 30, 2023 and 2022.

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

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2023 and 2022, the Company had no unfunded commitments under loan and financing agreements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023 and 2022, management is not aware of any pending or threatened litigation.

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

Significant Accounting Estimates and Critical Accounting Policies Basis of Presentation

Basis Of Presentation

The Company’s unaudited financial statements have been prepared in accordance with U.S. GAAP. The Company’s unaudited financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 1, 6, 10 and 12 of Regulation S-X. These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and the financial statements have been prepared in that currency.

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

On April 6, 2022, our Board, including a majority of our Independent Trustees, approved an investment advisory agreement with our previous investment adviser, BCSF Advisors, LP (the “Prior Investment Advisory Agreement”). The Company’s initial shareholder approved the Prior Investment Advisory Agreement on November 11, 2022 and the Prior Investment Advisory Agreement became effective as of February 10, 2023. On September 28, 2023, our Board, including a majority of our Independent Trustees, approved the termination of the Prior Investment Advisory Agreement and approved the Investment Advisory Agreement with our Advisor, with substantially identical terms as the Prior Investment Advisory Agreement. The Company’s initial shareholder approved the termination of the Prior Investment Advisory Agreement and approved the Investment Advisory Agreement on September 28, 2023. The Investment Advisory Agreement is effective as of September 28, 2023. Pursuant to the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents and the incentive fee comprised of two parts, net investment income and capital gains.

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement was approved by our Board of Trustees on September 28, 2023. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment. In connection with our entry into the Administration Agreement, the Company’s prior administration agreement with BCSF Advisors, LP (the “Prior Administration Agreement”) was terminated on September 28, 2023. The Administration Agreement has the same material terms as the Prior Administration Agreement.

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

As of September 30, 2023, the Company had no investments that alter our interest rate sensitivity.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A
Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on October 19, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2023, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.
Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 18, 2023, the Company issued 20,000 Class I shares to BCSF Advisors, LP for net proceeds of $500,000 pursuant to a private placement. No shares were issued under the distribution reinvestment plan during the period ended September, 2023. The Company did not repurchase any Common Shares pursuant to the share repurchase program during the three months ended September 30, 2023.

Item 3.
Defaults Upon Senior Securities

Not applicable.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.
Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

3.1*	Second Amended and Restated Declaration of Trust

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.1

Form of Subscription Agreement (incorporated by reference to Appendix A to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on October 19, 2023).

10.2	Investment Advisory Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.3

Managing Dealer Agreement, dated as of November 4, 2022, by and between the Company and the Emerson Equity LLC (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.4	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.5	Distribution and Servicing Plan (incorporated by reference to Exhibit (h)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.6	Loan Administration and Custodial Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.7	Administration Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.8

Escrow Agreement, dated as of December 12, 2022, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.9	Services Agreement (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.10	Form of Multiple Class Plan (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.11	Expense Support and Conditional Reimbursement Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.12

Subscription Agreement for Seed Capital, dated as of July 12, 2022, by and between the Company and BCSF Advisors, LP (incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

14.	Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on August 11, 2023).

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

Bain Capital Private Credit

Date: November 13, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 13, 2023	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer