Form 10-K
period 2023-12-31
Bain Capital Private Credit
filed 2024-03-27
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01474

BAIN CAPITAL PRIVATE CREDIT

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6984749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 37th Floor Boston, MA	02116
(Address of Principal Executive Office)	(Zip Code)

(617) 516-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 27, 2024 were 0, 0 and 5,223,631.81 of Class S, Class D and Class I common shares, respectively. Common shares outstanding exclude March 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

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
•
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.
•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

ii

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
•
Geopolitical events, including international sanctions, may have material adverse impact on us and our portfolio companies;
•
Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We may be the target of litigation.

iii

PART I

Item 1. Business

General

Bain Capital Private Credit (the “Company”) was formed on December 21, 2021 as a Delaware statutory trust structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on November 28, 2023. The Company elected on February 3, 2023 to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated, and intends to operate in a manner so as to continuously qualify, for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

Under normal conditions, we invest at least 80% of our Managed Assets (measured at the time of investment) in private credit investments. “Managed Assets” means our total assets (including any assets attributable to money borrowed for investment purposes) minus the sum of our accrued liabilities (other than money borrowed for investment purposes). Our primary focus is capitalizing on opportunities by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be at fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Our investments are subject to a number of risks. See “Item 1A. Risk Factors — Risks Relating to Our Investments.”

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We use these investments to help maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into directly originated loans, while also seeking attractive investment returns. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations.

The Investment Advisor

The Company’s investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $64.6 billion in assets under management as of December 31, 2023. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $22.0 billion in the Global Direct Lending and Middle Market Credit Strategies since 1998 and has an extensive track record as a lender in the middle market.

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

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global sourcing contacts, enabling the group to generate a large set of middle-market investment opportunities. . Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s industry groups, Trading Desk, and the Bain Capital Special Situations team. The team has extensive contacts with private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Through these sourcing efforts the Private Credit Group has built a sustainable deal funnel, which has generated hundreds of opportunities to review annually.

Investment Diligence & Recommendation

Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with due diligence. The Private Credit Group works with the close support of Bain Capital Credit’s industry groups on performing due diligence. This process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memorandums and accompanying credit packs. Work product also includes full models and covenant analysis. The approval process itself is iterative, involving multiple levels of discussion and approval.

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

As of December 31, 2023, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$188,766	98.0%	$188,789	98.0%
Preferred Equity	3,875	2.0	3,875	2.0
Equity Interest	90	0.0	90	0.0
Total	$192,731	100.0%	$192,754	100.0%

As of December 31, 2022, the Company had no portfolio investments.

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
•
attendance at and participation in board meetings or presentations by portfolio companies; and
•
review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$-	-%	-	-%
2	192,754	100.0	19	100.0
3	-	-	-	-
4	-	-	-	-
Total	$192,754	100.0%	19	100.0%

(1)
Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

As of December 31, 2022, the Company had no portfolio investments.

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

We use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.”

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

We will pay the Advisor an incentive fee. The incentive fee consists of two parts — the “Income Fee” and the “Capital Gains Fee” — which are described in more detail below.

The Income Fee is calculated and payable quarterly in arrears based on the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters. For purposes of calculating the Income Fee, pre-incentive fee net investment income means the Company’s interest income, distribution income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding debt or preferred shares, but excluding any distribution or shareholder servicing fees and the Incentive Fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred shares with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Pre-incentive fee net investment income does not include any realized capital gains or realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

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
(ii)
100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which the Company refers to as the “Catch-Up Amount,” determined as the sum of 2.0588% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-Up Amount” is meant to provide the Advisor with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s aggregate pre- incentive fee net investment income in respect of the relevant Trailing Twelve Quarters reaches the Catch-Up Amount in respect of the relevant Trailing Twelve Quarters; and
(iii)
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

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a Capital Gains Fee that is determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 15% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below.

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

Aggregate pre-incentive fee net investment income < Hurdle Amount. Therefore, no income incentive fee is payable for the quarter

Incentive fee for second quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $0 + $4,000,000 = $4,000,000

Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.75% = $200,000,000 × 0.0175 = $3,500,000

Excess Income Amount = (aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)) – Hurdle Amount –  $4,000,000 – $3,500,000 = $500,000

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,500,000 (the Hurdle Amount) but less than 2.0588% × (Q1 NAV + Q2 NAV), or $4,117,600. This Catch-up Fee Amount equals $4,000,000 – $3,500,000, or $500,000

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters < the Catch-up Amount

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

Incentive Fee Cap = 15% of Cumulative Net Return for the Trailing Twelve Quarters – income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $5,000,000 Cumulative Net Return = $12,000,000 – $5,000,000 = $7,000,000

Therefore Incentive Fee Cap = (15% × $7,000,000) – $900,000 previously paid during the Trailing Twelve Quarters = $150,000. Since the Incentive Fee Cap ($150,000) is less than the income incentive fee ($899,940), the Incentive Fee Cap is applied and a $150,000 income incentive fee is paid for the quarter

(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

1.
Represents 7% annualized hurdle rate and 0.75% annualized management fee.
2.
Excludes organizational and offering expenses.

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

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative services necessary for us to operate, and we utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our chief compliance office (“Chief Compliance Officer”) and chief financial officer (“Chief Financial Officer”)) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”) internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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
•
all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data- related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Advisor’s or its affiliates’ internal and third-party research groups (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Advisor and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million, $0.0 million and $0.0 million for the years ended December 31, 2023 and 2022 and the period December 21, 2021 (inception) through December 31, 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator or BCSF Advisors, LP will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital.

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

Goldman Sachs Revolving Credit Facility

On November 29, 2023, the Company entered into a revolving credit facility (the “GS Revolving Credit Facility”) as borrower (the "Borrower"), Goldman Sachs Bank USA, as syndication agent and administrative agent (“Goldman Sachs”), and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian (“Computershare”).

The maximum commitment amount under the GS Revolving Credit Facility is $150,000,000. Proceeds of the borrowings under the GS Revolving Credit Facility may be used, among other things, to fund portfolio investments by the Borrower and to make advances under delayed draw term loans and revolving loans where the Borrower is a lender. Borrowings under the GS Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.90%. The Borrower is required to utilize a minimum percentage of the commitments under the GS Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for U.S. dollar advances as described above. In addition, the Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the GS Revolving Credit Facility in excess of such minimum utilization amount, in addition to certain other fees as agreed between the Borrower and Goldman Sachs.

The period during which the Borrower may make borrowings under the GS Revolving Credit Facility expires on November 29, 2026, and the GS Revolving Credit Facility will mature and all amounts outstanding must be repaid by November 29, 2028.

The GS Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, Goldman Sachs may declare the outstanding advances and all other obligations under the GS Revolving Credit Facility immediately due and payable. The Borrower’s obligations under the GS Revolving Credit Facility are secured by a first priority security interest in all of the Borrower’s portfolio investments and cash.

As of December 31, 2023, there were $98.0 million in borrowings under the GS Revolving Credit Facility.

SMBC Revolving Credit Facility

On December 29, 2023, the Company entered into a senior secured revolving credit agreement (the “SMBC Revolving Credit Facility”) as borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger. The SMBC Revolving Credit Facility is effective as of December 29, 2023.

The facility amount under the SMBC Revolving Credit Facility is $50,000,000 with an accordion provision to permit increases to the total facility amount up to $500,000,000. Proceeds of the loans under the SMBC Revolving Credit Facility may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquiring and funding investments permitted under the SMBC Revolving Credit Facility, and such other uses as permitted under the SMBC Revolving Credit Facility. The maturity date is December 29, 2028.

Interest under the SMBC Revolving Credit Facility is equal to (I) (a) if the borrowing base (as of the most recently delivered borrowing base certificate delivered under the SMBC Revolving Credit Facility) is less than 1.60 times the Combined Debt Amount (as defined in the SMBC Revolving Credit Facility), (i) with respect to any ABR Loan (as defined in the SMBC Revolving Credit Facility), 1.125% per annum; (ii) with respect to any Term Benchmark Loan (as defined in the SMBC Revolving Credit Facility), 2.125% per annum; and (iii) with respect to any RFR Loan (as defined in the SMBC Revolving Credit Facility), 2.125% per annum or (b) if the borrowing base is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.00% per annum; (ii) with respect to any Term Benchmark Loan, 2.00% per annum; and (iii) with respect to any RFR Loan, 2.00% per annum plus (II) an applicable credit spread adjustment of (a) with respect to any Term Benchmark Loan denominated in Dollars, a flat credit adjustment spread of 0.10%; and (b) with respect to any RFR Loan denominated in Sterling, a flat credit spread adjustment of 0.0326%; provided, however, to the extent the Company does not have an investment grade rating from any nationally recognized rating agency on the nine-month anniversary of the closing date, the otherwise Applicable Margin (as defined in the SMBC Revolving Credit Facility) shall be increased by 0.125% per annum until such rating is obtained.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2023, there were $2.0 million in borrowings under the SMBC Revolving Credit Facility.

Warehousing Transaction

We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, the Company entered into three facility agreements (the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreements created a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consisted of originated loans to middle- market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we received subscriptions for our shares of at least $100 million (the “Capital Condition”), we had no obligation to purchase the Portfolio Investments under the Facility Agreements.

On November 28, 2023, the Company met the Capital Condition and purchased the Portfolio Investments from the Financing Provider with an aggregate principal amount of $195.4 million (excluding unfunded revolvers and delayed draw positions of $6.8 million), at a purchase price of $190.6 million, resulting in a realized gain of approximately $1.8 million.

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

While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors” — Risks Relating to Our Business and Structure — Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements may affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;
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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor and our non-interested Trustees will receive a copy annually, and, accordingly, are subject to change.

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

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations), pension plans and trusts, financial institutions, real estate investment trusts, RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our Common Shares as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets.

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

Election to be Subject to be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our shareholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

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

Risks Relating to Our Business and Structure

We have limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that we will achieve the results achieved by past investments of Bain Capital Credit or our Advisor. Past performance should not be relied upon as an indication of future results. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of a shareholder’s investment could decline substantially or that the shareholder will suffer a complete loss of its investment in us.

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

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our net asset value per share on the last day of such quarter, which may be lower than the price that shareholders paid for our Common Shares. As a result, to shareholders paid a price that includes the related sales load and to the extent shareholders have the ability to sell Common Shares pursuant to our share repurchase program, the price at which shareholders may sell Common Shares may be lower than the amount such shareholder paid in connection with the purchase of Common Shares.

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

For a period of time following commencement of the offering of the Company's Common Shares, which time period may be significant, we expect substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our Advisor and its affiliates, including through the waiver of certain investment advisory fees by our Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by our Advisor and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. In addition, the initial advancement of expenses or waiver of fees by our Advisor and its affiliates may prevent a decline in NAV in the short term, and our reimbursement of these amounts may reduce our NAV in the future. Other than as set forth in this Annual Report, our Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.

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

Our primary focus in making investments may differ from those of existing Bain Capital Credit Funds and the funds and accounts managed by the Affiliate Advisors (including our Advisor’s funds) (“Related Funds”). Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate our own historical performance, the historical success of Bain Capital Credit or the historical performance of Bain Capital Credit Funds and/or Related Funds, and we caution shareholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure investors that we will be profitable in the future or that our Advisor will be able to continue to implement our investment objectives with the same degree of success as the Advisor's affiliates have had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

The due diligence process that our Advisor undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

Our Advisor’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Advisor will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of consolidated financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of our Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

The executive officers and Trustees and other employees of Bain Capital Credit and our Advisor, including our portfolio managers, are, or may be, investors in, or serve, or may serve, as officers, directors, members, or principals of, entities that operate in the same or a related line of business as we do, or of Bain Capital Credit Clients. Similarly, Bain Capital Credit and its affiliated advisors may have other clients with similar, different or competing investment objectives. Accordingly, the members of the professional staff of Bain Capital Credit and our Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit.

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

Bain Capital Credit’s Credit Committee, our Advisor or its affiliates may, from time to time, possess material non- public information, limiting our investment discretion.

The executive officers and directors, principals and other employees of Bain Capital Credit and our Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf, and may come into possession of material non- public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, the policies of Bain Capital, or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Bain Capital that may benefit from such information, and this prohibition may have an adverse effect on us.

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

Conflicts created by the valuation process for certain portfolio holdings.

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

In the event we default on any credit or other borrowing facility or if we receive margin calls or are otherwise required to post additional collateral (which may occur as a consequence of increased volatility and uncertainty in global markets), our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to make distributions, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

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

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

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

The discontinuation of LIBOR could have a significant impact on our business.

The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. There remains uncertainty regarding the future use of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on the Company or on certain instruments in which the Company invests are not known. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., Secured Overnight Financing Rate (“SOFR”), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to Fund or on the Company’s overall financial condition or results of operations. In addition, when LIBOR ceases to exist, the Company may need to renegotiate credit agreements extending beyond the LIBOR phase out date with portfolio companies that continue to utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on the Company’s results of operations. Moreover, when LIBOR ceases to exist, the Company may need to renegotiate certain terms of its credit facilities. If the Company is unable to do so, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations. The potential effect of a transition away from LIBOR on the Company or the financial instruments in which the Company invests can be difficult to ascertain, and they may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in individual contracts and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments.

The Internal Revenue Service (the “IRS”) has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. In April 2018, the U.S. Federal Reserve began publishing an alternative rate for U.S. dollar LIBOR called the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Given the inherent differences between LIBOR, SOFR and SONIA, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR, SONIA or other replacement rates may fail to gain market acceptance. Any failure of SOFR, SONIA or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

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

We will adjust on a monthly basis the valuation of our portfolio to reflect the Advisor’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation on investments.

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

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

We will be and we will remain an “emerging growth company” as defined in the JOBS Act for five years after initial public offering or until or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions.

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

The Delaware Statutory Trust Act, as amended (the “DSTA”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our Trustees. Our Declaration of Trust (as amended and/or restated from time to time, the “Declaration of Trust”) and Bylaws (as amended and/or restated from time to time, the “Bylaws”) contain provisions that limit liability and provide for indemnification of our trustees and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management.

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

Risks Relating to Our Investments

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

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

While the Federal Reserve raised interest rates throughout 2022 and 2023, it has held interest rates steady towards the end of 2023 and indicated that interest rate cuts may occur in 2024. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

Many issuers of mezzanine debt and other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt and other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuer. Finally, the market values of certain mezzanine debt and other junior securities may reflect individual corporate developments.

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

In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source- of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, to our shareholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year.

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

However, if properly reported by a RIC as such, distributions by the RIC derived from certain interest income (such distributions, “interest-related distributions”) and certain net short-term capital gains (such distributions, “short-term capital gain distributions”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. shareholders. Interest-related distributions are distributions that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain distributions are distributions that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of our Common Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related distribution or short-term capital gain distribution. Since our Common Shares will be subject to significant transfer restrictions, and an investment in our Common Shares will generally be illiquid, non-U.S. shareholders whose distributions on our Common Shares are subject to U.S. withholding tax may not be able to transfer their Common Shares easily or quickly or at all.

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

We may be impacted by changes in federal tax legislation.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Our shareholders do not have preemptive rights to any of our Common Shares we issue in the future. To the extent that we issue additional equity interests at or below NAV, a shareholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future and the value of our investments, shareholders may also experience dilution in the book value and fair value of their Common Shares.

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

From time to time, the global capital markets may experience periods of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, a lack of liquidity in parts of the debt capital markets, volatility in the financial services sector, including bank failures, or the re-pricing of credit risk in the broadly syndicated market. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us and affect the potential for liquidity events involving such investments or portfolio companies. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

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

Risks Relating to Infectious Diseases and Pandemics

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Advisor, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Advisor cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Advisor’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the

Company’s ability to make new investments.

Geopolitical events have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russia launched a full-scaled military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. The recent outbreak of hostilities in the Middle East could also escalate to nearby areas. The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the banking industry, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted, including suffering bank failures, and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). We cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with shareholders, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company relies on the cybersecurity strategy and policies implemented by Bain Capital, the parent of the Advisor and Administrator, which apply to the Company and its operations.

Bain Capital has adopted and implemented an Information and Cybersecurity Program (“Cybersecurity Program”) that prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact the Company. The Cybersecurity Program aligns with National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is reviewed and adjusted as needed and is approved by the Bain Capital’s Chief Information Security Officer (“CISO”).

Bain Capital’s Cybersecurity Program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help prevent and respond to cybersecurity threats and incidents, including threats or incidents that may impact the Company, the Advisor or the Administrator. Bain Capital’s cybersecurity risk management processes, which are part of Bain Capital’s overall risk management system, seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessments of cybersecurity risks, including those which may impact the Company, the Advisor, or the Administrator, are reported to the Bain Capital Credit Risk Oversight Committee (“ROC”) for awareness, review or action, as appropriate. In addition, the Company relies on Bain Capital to periodically engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management processes and responding to incidents.

Internal and external networks, including the networks on which the Company relies, are assessed for vulnerabilities. Bain Capital also engages with independent third parties to conduct relevant technical assessments.

Bain Capital seeks to remain aware of the evolving global threat landscape through vendor relationships, partnerships with threat intelligence providers and membership of industry forums/groups, as well as research performed by members of the Information Security Team. Bain Capital is currently an active member of the Financial Services Information Sharing and Analysis Center (FS-ISAC) and the Alternative Investment ISAC.

Bain Capital provides information security awareness training to employees, and function-specific security training is also provided (where appropriate based on job function). Bain Capital also engages in phishing campaigns.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on Bain Capital’s Vendor Risk Management Program in conjunction with a Third Party Risk Management (TPRM) steering committee to assess risks posed when engaging with external vendors and/or third parties, including identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

In the event of a cybersecurity incident impacting the Company, the Advisor has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational and risk functions of Bain Capital, which may include coordinating with the relevant employees of the Advisor and management of the Company. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Bain Capital’s CISO, and, as appropriate, escalation to other relevant individuals.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with Bain Capital’s CISO, as well as other risk management, legal, information technology, and/or compliance personnel of Bain Capital.

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or that are reasonably likely to materially affect the Company, including our business strategy, operational results, and financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Shares and our ability to pay distributions.”

Governance

The Company’s Board of Trustees (“Board”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer (“CCO”), which incorporates updates provided by Bain Capital’s CISO regarding the overall state of the Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents potentially impacting the Company.

Bain Capital’s CISO and Information Security Team are responsible for the Cybersecurity Program applicable to the Company and, along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on Bain Capital’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 9 years and has more than 13 years’ experience in information security, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. Members of Bain Capital’s management also possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. Bain Capital’s CISO has deep expertise in cybersecurity, holding the CISSP certification and having completed an Executive Master’s in Cyber Security from Brown University and having received a Chief Risk Officer Certificate from Carnegie Mellon. Members of Bain Capital’s Information Security Team hold various industry certifications and regularly attend trainings and industry conferences

Item 2. Properties

We maintain our principal executive office at 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116. We do not own any real estate or other physical properties materially important to our operations. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuance

Our Common Shares consist of three classes of our Common Shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 27, 2024 there were zero holders of record of our Class S Common Shares, zero holders of record of our Class D Common Shares and fifty holders of record of our Class I Common Shares.

We determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the three classes of shares since our commencement of operations through December 31, 2023:

	NAV Per Share
For the Months Ended	Class S	Class D	Class I
November 30, 2023	$-	$-	$25.00
December 31, 2023	-	-	24.88

Distribution Policy

To the extent that we have income available, we intend to authorize and declare monthly distributions to our shareholders. The Board delegated authority to declare distributions to the Advisor in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each distribution shall not exceed an annualized distribution yield of 10%. Any distributions we make will be at the discretion of our Advisor, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

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

The following table summarizes distributions declared during the year ended December 31, 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.3400	$1,370
December 29, 2023	December 29, 2023	January 31, 2024	$0.1875	$831
Total distributions declared			$0.5275	$2,201

No distributions were declared or payable for the year ending December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021.

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

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly. The Managing Dealer has agreed to waive shareholder servicing and/or distribution fees for Class D shares for the first nine months following the date on which the Company broke escrow for the offering.

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

Subject to the discretion of the Board, we commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company.

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

During the years ended December 31, 2023 and 2022, no shares were repurchased.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Senior Securities

Information about our senior securities is shown in the following table as of the dates indicated in the table below which is derived from our consolidated financial statements and related notes. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2023, is included elsewhere in this annual report on Form 10-K.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2023	$100.0	$2,102.8	—	N/A
December 31, 2022	—	N/A	—	N/A
December 31, 2021(5)	—	N/A	—	N/A
Total Senior Securities
December 31, 2023	$100.0	$2,102.8	—	N/A
December 31, 2022	—	N/A	—	N/A
December 31, 2021(5)	—	N/A	—	N/A

1.
Total amount of each class of senior securities outstanding at the end of the period presented.
2.
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
3.
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “— “ in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
4.
Not applicable because the senior securities are not registered for public trading.
5.
For the period December 21, 2021 (inception) through December 31, 2021.

Item 6. Selected Financial Data

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.

Overview

The Company is a newly organized, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by our Advisor, a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Advisers Act. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCPC Advisors”). The Company commenced operations on November 28, 2023. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2023, 100.0% of our debt investments, based on fair value, bore interest at floating rates, which maybe subject to interest rate floors. As of December 31, 2022, the Company did not hold any investments. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Secured Overnight Financing Rate ("SOFR"), may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•
organization and offering expenses associated with the offering of the Company's Common Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker- dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);
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
•
costs of preparing consolidated financial statements and maintaining books and records, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
•
all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., consolidated financial statements and tax returns) and other internal and third- party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Advisor or its affiliates in connection with such provision of services thereby);
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
•
all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data- related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Advisor’s or its affiliates’ internal and third-party research groups (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Advisor and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.0 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.0 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively which is included in other general and administrative expenses on the consolidated statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023, the Company's asset coverage ratio was 210.3%.

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

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global sourcing contacts, enabling the group to generate a large set of middle-market investment opportunities. . Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s industry groups, Trading Desk, and the Bain Capital Special Situations team. The team has extensive contacts with private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Through these sourcing efforts the Private Credit Group has built a sustainable deal funnel, which has generated hundreds of opportunities to review annually.

Investment Diligence & Recommendation

Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with due diligence. The Private Credit Group works with the close support of Bain Capital Credit’s industry groups on performing due diligence. This process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memorandums and accompanying credit packs. Work product also includes full models and covenant analysis. The approval process itself is iterative, involving multiple levels of discussion and approval.

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

Warehousing Transaction

We entered into multiple warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Advisor. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. On October 19, 2022, we entered into the Facility Agreements. The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase the Portfolio Investments owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we were entitled to request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments were owned and held solely for the account of the Financing Provider. Until such time as we satisfy the Capital Condition, we had no obligation to purchase the Portfolio Investments under the Facility Agreements.

On November 28, 2023, the Company met the Capital Condition and purchased the Portfolio Investments from the Financing Provider with an aggregate principal amount of $195.4 million (excluding unfunded revolvers and delayed draw positions of $6.8 million), at a purchase price of $190.6 million, resulting in a realized gain of approximately $1.8 million.

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

Portfolio and Investment Activity

During the year ended December 31, 2023, we invested $202.3 million, including PIK, in 19 portfolio companies, and had $(11.4) million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $190.9 million for the year. Of the $202.3 million invested during the year ended December 31, 2023, $1.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the year ended December 31, 2022, the Company had no portfolio investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$188,766	98.0%	$188,789	98.0%	12.2%	12.2%
Preferred Equity	3,875	2.0	3,875	2.0	—	—
Equity Interest	90	0.0	90	0.0	—	—
Total	$192,731	100.0%	$192,754	100.0%	12.2%	12.2%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.

As of December 31, 2022, the Company had no portfolio investments.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	19
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	-%

(1)
Measured on a fair value basis.

As of December 31, 2022, the Company had no portfolio investments.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$192,731	100.0%	$192,754	100.0%
Non-accrual	-	-	-	-
Total	$192,731	100.0%	$192,754	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, there were no loans placed on non-accrual in the Company’s portfolio. As of December 31, 2022, there were no loans placed on non-accrual in the Company's portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$188,766	89.1%	$188,789	89.1%
Preferred Equity	3,875	1.8	3,875	1.8
Equity Interest	90	0.0	90	0.0
Cash and cash equivalents	19,031	9.0	19,031	9.0
Restricted Cash	50	0.0	50	0.0
Foreign Cash	211	0.1	213	0.1
Total	$212,023	100.0%	$212,048	100.0%

As of December 31, 2022, the Company had no portfolio investments.

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
•
attendance at and participation in board meetings or presentations by portfolio companies; and
•
review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$-	-%	-	-%
2	192,754	100.0	19	100.0
3	-	-	-	-
4	-	-	-	-
Total	$192,754	100.0%	19	100.0%

(1)
Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

As of December 31, 2022, the Company had no portfolio investments.

Results of Operations

Our operating results for the years ended December 31, 2023, 2022 and for the period December 21, 2021 (inception) through December 31, 2021 were as follows (dollars in thousands):

	For the Year Ended December 31,		For the Period December 21, 2021 (inception) through December 31, 2021
	2023(1)	2022
Total investment income	$2,393	$-	$-
Total expenses, net of fee waivers	1,227	1,094	-
Net investment income before taxes	1,166	(1,094)	-
Less: Income taxes, including excise tax	-	-	-
Net investment income	1,166	(1,094)	-
Net realized gain (loss)	1,814	-	-
Net change in unrealized appreciation (depreciation)	(196)	-	-
Net increase in net assets resulting from operations	$2,784	$(1,094)	$-

(1) The Company commenced operations on November 28, 2023.

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for year ended December 31, 2023 was as follows (dollars in thousands):

For the Year Ended December 31,
2023
Interest from investments	$2,265
Other income	128
Total investment income	$2,393

Interest income from investments, which includes interests and accretion of discounts and fees, increased to $2.3 million for the year ended December 31, 2023 from $0.0 million for the year ended December 31, 2022, due to the Company commencing operations on November 28, 2023. Other income increased to approximately $0.1 million for the year ended December 31, 2023 from $0.0 million for the year ended December 31, 2022, primarily due to an increase in upfront, commitment and amendment fees earned on certain investments. For the year ended December 31, 2023, the weighted average yield of our investment portfolio was 12.2%, at amortized cost.

For the year December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021, the Company did not earn any investment income.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2023 and 2022 and for the period December 21, 2021 (inception) through December 31, 2021 were as follows (dollars in thousands):

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Interest and debt financing expenses	$772	$-	$-
Base management fee	140	-	-
Incentive fee	437	-	-
Professional fees and operating expenses	924	391	-
Amortization of deferred offering costs	112	-	-
Trustee fees	432	324	-
Other general and administrative expenses	996	379	-
Total expenses, before fee waivers	$3,813	$1,094	$-
Base management fee waiver	(8)	-	-
Incentive fee waiver	(289)	-	-
Expense support reimbursement	(2,289)	-	-
Total expenses, net of fee waivers	$1,227	$1,094	$-

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $0.8 million, $0.0 million and $0.0 million for the years ended December 31, 2023 and 2022 and period December 21, 2021 (inception) through December 31, 2021, respectively. The increase was driven by the Company entering into the GS Revolving Credit Facility and SMBC Revolving Credit Facilities. The weighted average principal debt balance outstanding for the years ended December 31, 2023 and 2022 and period December 21, 2021 (inception) through December 31, 2021was $97.0 million, $0.0 million and $0.0 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for years ended December 31, 2023 and 2022 and period December 21, 2021 (inception) through December 31, 2021 was 8.2%, 0.0% and 0.0%, respectively.

Management Fee

Management fee (net of waivers) increased to $0.1 million for the year ended December 31, 2023 from $0.0 million for the year ended December 31, 2022. Management fee waived for the years ended December 31, 2023 and 2022, was $0.0 million and $0.0 million, respectively.

For the year ended December 31, 2022 and period December 21, 2021 (inception) through December 31, 2021, no management fees were accrued or paid.

Incentive Fee

Incentive fee (net of waivers) was $0.1 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.3 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, there were no incentive fees related to the Cap Fee. There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of December 31, 2023 and 2022.

For the year ended December 31, 2022 and period December 21, 2021 (inception) through December 31, 2021, no incentive fees were accrued or paid.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $0.9 million for the year ended December 31, 2023 from $0.4 million for the year ended December 31, 2022, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party Transactions Investment Advisory Agreement”. Expense support increased to $2.3 million for the year ended December 31, 2023 from $0.0 million for the year ended December 31, 2022, as the the agreement was executed on September 28, 2023.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2023 (dollars in thousands):

For the Year Ended December 31,
2023
Net realized gain on investments	$1,855
Net realized loss on investments	(110)
Net realized gain on foreign currency transactions	31
Net realized loss on foreign currency transactions	(10)
Net realized gain on forward currency exchange contracts	48
Net realized loss on forward currency exchange contracts	-
Net realized gains (losses)	$1,814

Change in unrealized appreciation on investments	$2,700
Change in unrealized depreciation on investments	(2,677)
Net change in unrealized appreciation on investments	23
Unrealized depreciation on foreign currency translation	(129)
Unrealized depreciation on forward currency exchange contracts	(90)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(219)
Net change in unrealized appreciation	$(196)

For the year ended December 31, 2023, we had $1.8 million in realized gains primarily due to the realized gain on the warehousing transaction (see Note 13 of the consolidated financial statements).

For the year ended December 31, 2023, we had $2.7 million in unrealized appreciation on 19 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 9 portfolio company investments. Unrealized depreciation for the year ended December 31, 2023 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the year ended December 31, 2023, unrealized depreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized depreciation on foreign currency translation was primarily due to FX translation on foreign denominated debt in the Goldman Sachs Facility.

For the year ended December 31, 2022 and period December 21, 2021 (inception) through December 31, 2021, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes the impact of foreign currency for the years ended December 31, 2023 (dollars in thousands)

For the Year Ended December 31,
2023
Net realized gain (loss) on investments due to foreign currency	$(10)
Net realized gain (loss) on foreign currency transactions	21
Net realized gain (loss) on forward currency exchange contracts	48
Net change in unrealized appreciation on foreign currency translation	6
Net change in unrealized appreciation on debt foreign currency translation	(135)
Net change in unrealized appreciation on forward currency exchange contracts	(90)
Net change in unrealized appreciation on investments due to foreign currency	168
Foreign currency impact to net increase in net assets resulting from operations	$8

Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.0 million, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.0 million for the year ended December 31, 2023.

For the year ended December 31, 2022 and period December 21, 2021 (inception) through December 31, 2021, the Company had no realized or unrealized gains and losses on foreign currency net of forward currency exchange contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2023 and 2022, and the period December 21, 2021 (inception) through December 31, 2021, the net increase (decrease) in net assets resulting from operations was $2.8 million, $(1.1) million, and $0.0 million respectively. Based on the weighted average Common Shares outstanding for the year ended December 31, 2023, our per share net increase in net assets resulting from operations was $0.41. Based on the weighted average Common Shares outstanding for the year ended December 31, 2022 and period December 21, 2021 (inception) through December 31, 2021, our per share net increase in net assets resulting from operations was not meaningful.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities (including the GS Revolving Credit Facility and the SMBC Revolving Credit Facility), debt issuances and cash flows from operations. We use the net proceeds from the offering to (1) make investments in accordance with our investment strategy and policies, (2) fund repurchases under our share repurchase program, and (3) for general corporate purposes. Generally, our policy is to pay distributions and operating expenses from cash flow from operations, however, we are not restricted from funding these items from proceeds from the offering of the Company's Common Shares or other sources and may choose to do so, particularly in the earlier part of the offering.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2023 and 2022, the Company had $100.0 million and $0.0 million outstanding senior securities, respectively.

At December 31, 2023 and 2022, we had $19.3 million and $0.0 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2023, we had approximately $48.0 million of availability on our SMBC Revolving Credit Facility and $52.0 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2022, the Company had no outstanding borrowings.

For the year ended December 31, 2023, cash, foreign cash, restricted cash, and cash equivalents increased by $19.3 million. During the year ended December 31, 2023, we used $188.4 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $198.0 million, which was offset by proceeds from principal payments and sales of investments of $7.3 million and a net increase in assets resulting from operations of $2.8 million.

During the year ended December 31, 2023, we provided $207.7 million for financing activities, primarily due to borrowings on our Goldman Sachs and Sumitomo Revolving Credit Facilities and proceeds from issuance of Common Shares.

Equity

As of November 28, 2023, the Company had satisfied the minimum offering requirement, and the Company's Board of Trustees authorized the release of proceeds from escrow. As of such date, the Company issued and sold 4,027,980 shares (consisting entirely of Class I shares; no Class S or Class D shares were issued or sold as of such date) and the escrow agent released net proceeds to the Company as payment for shares. As of December 31, 2023, the Company had 4,431,245 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of December 31, 2022, the Company had issued and outstanding 200 Class I Common Shares, which were purchased by BCSF Advisors, LP at a purchase price of $25.00 per share. As of December 31, 2022, the Company had no Class S or Class D shares issued or outstanding.

Debt

The Company’s outstanding borrowings as of December 31, 2023 were as follows:

	As of December 31, 2023
	Total Aggregate	Principal
	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value
GS Revolving Credit Facility	$150,000	$97,989	$97,989
SMBC Revolving Credit Facility	50,000	2,000	2,000
Total Debt	$200,000	$99,989	$99,989

As of December 31, 2022, the Company had no outstanding borrowings.

Goldman Sachs Revolving Credit Facility

On November 29, 2023, the Company entered into a revolving credit facility (the “GS Revolving Credit Facility”) as borrower (the “Borrower”), Goldman Sachs Bank USA, as syndication agent and administrative agent (“Goldman Sachs”), and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian (“Computershare”).

The maximum commitment amount under the GS Revolving Credit Facility is $150,000,000. Proceeds of the borrowings under the GS Revolving Credit Facility may be used, among other things, to fund portfolio investments by the Borrower and to make advances under delayed draw term loans and revolving loans where the Borrower is a lender. Borrowings under the GS Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.90%. The Borrower is required to utilize a minimum percentage of the commitments under the GS Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for U.S. dollar advances as described above. In addition, the Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the GS Revolving Credit Facility in excess of such minimum utilization amount, in addition to certain other fees as agreed between the Borrower and Goldman Sachs.

The period during which the Borrower may make borrowings under the GS Revolving Credit Facility expires on November 29, 2026, and the GS Revolving Credit Facility will mature and all amounts outstanding must be repaid by November 29, 2028.

The GS Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, Goldman Sachs may declare the outstanding advances and all other obligations under the GS Revolving Credit Facility immediately due and payable. The Borrower’s obligations under the GS Revolving Credit Facility are secured by a first priority security interest in all of the Borrower’s portfolio investments and cash.

As of December 31, 2023, there were $$98.0 million in borrowings under the GS Revolving Credit Facility.

SMBC Revolving Credit Facility

On December 29, 2023, the Company entered into a senior secured revolving credit agreement (the “SMBC Revolving Credit Facility”) as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger. The SMBC Revolving Credit Facility is effective as of December 29, 2023.

The facility amount under the SMBC Revolving Credit Facility is $50,000,000 with an accordion provision to permit increases to the total facility amount up to $500,000,000. Proceeds of the loans under the SMBC Revolving Credit Facility may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquiring and funding investments permitted under the SMBC Revolving Credit Facility, and such other uses as permitted under the SMBC Revolving Credit Facility. The maturity date is December 29, 2028.

Interest under the SMBC Revolving Credit Facility is equal to (I) (a) if the borrowing base (as of the most recently delivered borrowing base certificate delivered under the SMBC Revolving Credit Facility) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.125% per annum; (ii) with respect to any Term Benchmark Loan, 2.125% per annum; and (iii) with respect to any RFR Loan, 2.125% per annum or (b) if the borrowing base is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.00% per annum; (ii) with respect to any Term Benchmark Loan, 2.00% per annum; and (iii) with respect to any RFR Loan, 2.00% per annum plus (II) an applicable credit spread adjustment of (a) with respect to any Term Benchmark Loan denominated in Dollars, a flat credit adjustment spread of 0.10%; and (b) with respect to any RFR Loan denominated in Sterling, a flat credit spread adjustment of 0.0326%; provided, however, to the extent the Company does not have an investment grade rating from any nationally recognized rating agency on the nine-month anniversary of the closing date, the otherwise applicable Applicable Margin shall be increased by 0.125% per annum until such rating is obtained.

As of December 31, 2023, there were $2.0 million in borrowings under the SMBC Revolving Credit Facility.

Distribution Policy

The following table summarizes distributions declared during the year ended December 31, 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.3400	$1,370
December 29, 2023	December 29, 2023	January 31, 2024	$0.1875	$831
Total distributions declared			$0.5275	$2,201

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Stock during the year ended December 31, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$0.3182	$1,358
Net realized gains	-	-	-	-	0.2093	843
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$0.5275	$2,201

We commenced regular monthly distributions after breaking escrow on November 28, 2023. The Board delegated authority to declare distributions to the Advisor in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each distribution shall not exceed an annualized distribution yield of 10%. Any distributions we make will be at the discretion of our Advisor, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

The per share amount of distributions on Class S, Class D and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.

For the year ended December 31, 2022 and the period from December 21, 2021 (inception) through December 31, 2021, the Company did not declare or pay any distributions.

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

Share Repurchase Program

Subject to the discretion of the Board, we commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.

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

Commitments and Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had $10.8 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,375
Blackbird Purchaser, Inc. - Delayed Draw	5/11/2025	2,063
Chase Industries, Inc. - Revolver	5/11/2025	819
Concert Golf Partners Holdco - Delayed Draw	4/2/2029	89
OGH Bidco Limited - Revolver	6/29/2029	2,570
Reconomy - Revolver	6/25/2029	2,707
Total		$10,811

1.
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
2.
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2023

As of December 31, 2022, the Company had no unfunded commitments under loan and financing agreements.

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

Warehousing Transaction

We entered into the Facility Agreements with the Financing Provider to acquire certain securities at our request. Such warehousing transaction was designed to assist us in deploying capital upon receipt of subscriptions. The Portfolio Investments generally consist of originated loans to middle-market corporate and sponsor-backed U.S. companies consistent with our investment strategy. For additional information, see “Note 5. Warehousing Transaction” to the consolidated financial statements.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and the Administration Agreement.

In addition to the aforementioned agreements, we, our Advisor and certain of our Advisor’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Agreements and Related Party Transactions” to the consolidated financial statements.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition

We record our investment transactions on a trade date basis. We record realized gains and losses based on the specific identification method. We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight- line method, as applicable. We record any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts received upon prepayment of a loan or debt security as interest income.

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

On September 28, 2023, the Company entered into the Investment Advisory Agreement with the Advisor. The Investment Advisory Agreement was approved by the Company’s Board of Trustees and sole shareholder on September 28, 2023. In connection with the Company’s entry into the Investment Advisory Agreement, the Company’s prior investment advisory agreement with BCSF Advisors, LP was terminated on September 28, 2023. The Investment Advisory Agreement has the same material terms as the prior investment advisory agreement. Pursuant to the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents and the incentive fee comprised of two parts, net investment income and capital gains.

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

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

As of December 31, 2022, the Company had no outstanding debt obligations.

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

Assuming that the statement of financial condition as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(1,795)	$(999)	$(677)
Down 200 basis points	(3,591)	(1,997)	(1,355)
Down 300 basis points	(5,386)	(2,996)	(2,032)
Up 100 basis points	1,795	999	677
Up 200 basis points	3,591	1,997	1,355
Up 300 basis points	5,386	2,996	2,032

As of December 31, 2022, the Company had no investments.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 89.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm – PCAOB ID 238	89
Consolidated Financial Statements:
Consolidated Statement of Assets and Liabilities as of December 31, 2023 and 2022	90
Consolidated Statement of Operations for the years ended December 31, 2023 and 2022 and for the period December 21, 2021 (Inception) through December 31, 2021.	91
Consolidated Statement of Changes in Net Assets for the years ended December 31, 2023 and 2022 and for the period December 21, 2021 (Inception) through December 31, 2021	92
Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022 and for the period December 21, 2021 (Inception) through December 31, 2021.	93
Consolidated Schedule of Investments as of December, 2023	95
Notes to Consolidated Financial Statements	99

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Bain Capital Private Credit

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities as of December 31, 2023 and 2022, including the consolidated schedule of investments as of December 31, 2023, of Bain Capital Private Credit and its subsidiaries (the “Company”), and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023 and for the period from December 21, 2021 (inception) through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from December 21, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the information set forth in the Senior Securities table of Bain Capital Private Credit and its subsidiaries for each of the periods indicated therein, appearing on page 66 and 67 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian, agent banks, portfolio company investees and brokers. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2024

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016

Bain Capital Specialty Finance, Inc.

Bain Capital Private Credit

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2023	2022

Assets
Investments at fair value:
Non controlled/non affiliate investment (amortized cost of $188,766 and $0, respectively)	$188,789	$-
Non-controlled/affiliate investment (amortized cost of $3,965 and $0, respectively)	3,965	-
Cash and cash equivalents	19,031	5
Restricted cash and cash equivalents	50
Foreign cash (cost of $211 and $0, respectively)	213	-
Receivable for investments sold	4,152	-
Interest receivable	3,744	-
Deferred financing costs (net of accumulated amortization of $26 and $0, respectively)	2,410	-
Deferred offering cost	1,214	848
Prepaid insurance	140	429
Other receivables	32	-
Total assets	$223,740	$1,282

Liabilities
Debt	99,989	-
Due to affiliate	5,420	2,286
Payable for investments purchased	4,352	-
Distributions payable	2,201	-
Interest expense payable	752	-
Accrued expenses and other liabilities	386	85
Incentive fee payable	148	-
Base management fee payable	132	-
Unrealized depreciation on forward currency exchange contracts	90	-
Total liabilities	113,470	2,371

Commitments and Contingencies (See Note 4)

Net Assets
Common shares, $0.01 par value (4,431,245 and 200 shares issued and outstanding, respectively)	44	-
Paid-in-capital in excess of par value	109,988	5
Accumulated distributable earnings (loss)	238	(1,094)
Total Net Assets	110,270	(1,089)
Total Liabilities and Total Net Assets	$223,740	$1,282

Net Asset Value Per Share
Class I Shares:
Net assets	$110,270	$(1,089)
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,431,245	200
Net asset value per share	$24.88	$(5,444.70)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$2,265	$-	$-
Other income	128	-	-
Total interest income from non-controlled/non-affiliate investments	2,393	-	-

Expenses
Professional fees and operating expenses	$924	$391	$-
Amortization of deferred offerring costs	112	-	-
Organization costs	996	379	-
Trustee fees	432	324	-
Base management fee	140	-	-
Incentive fee	437	-	-
Interest and debt financing expenses	772	-	-
Total Expenses Before Fee Waivers	3,813	1,094	-
Base management fee waiver	(8)	-	-
Incentive fee waiver	(289)	-	-
Expense support	(2,289)	-	-
Total Expenses, Net of Fee Waivers	1,227	1,094	-
Net Investment Income (Loss) Before Taxes	1,166	(1,094)	-
Excise tax expense	-	-	-
Net Investment Income (Loss)	1,166	(1,094)	-

Net Realized and Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	1,745	-	-
Net realized gain (loss) on foreign currency transactions	21	-	-
Net realized gain (loss) on forward currency exchange contracts	48	-	-
Net change in unrealized appreciation on foreign currency translation	6	-	-
Net change in unrealized appreciation on foreign currency translation on debt	(135)	-	-
Net change in unrealized appreciation on forward currency exchange contracts	(90)	-	-
Net change in unrealized appreciation on non-controlled/non-affiliate investments	23	-	-
Total Net Gains (Losses)	1,618	-	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,784	$(1,094)	$-

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Operations
Net investment income	$1,166	$(1,094)	$-
Net realized gains (losses)	1,814	-	-
Net change in unrealized gains (losses)	(196)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,784	$(1,094)	$-

Distributions to Shareholders
Class I	(2,201)	-	-
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(2,201)	$-	$-

Capital Share Transactions
Class I:
Proceeds from shares sold	$110,744	$5	$-
Distributions reinvested	32	-	-
Net Increase (Decrease) from Capital Share Transactions	$110,776	$5	$-

Net Assets
Total increase (decrease) in net assets during the period	111,359	(1,089)	-
Net Assets, beginning of period	(1,089)	-	-
Net Assets at End of Period	$110,270	$(1,089)	$-

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,784	$(1,094)	$-
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(197,977)	-	-
Proceeds from principal payments and sales of investments	7,253	-	-
Accretion of discounts and amortization of premiums	(62)	-	-
Amortization of deferred financing costs and debt issuance costs	26	-	-
Amortization of deferred offering costs	112
Net realized (gain) loss from investments	(1,745)	-	-
Net realized (gain) loss on foreign currency transactions	(21)	-	-
Net change in unrealized appreciation on investments	(23)	-	-
Net change in unrealized appreciation on foreign currency translation	(6)	-	-
Net change in unrealized appreciation on foreign currency translation on debt	135
Net change in unrealized appreciation on forward currency exchange contracts	90	-	-
Changes in operating assets and liabilities
Interest receivable on investments	(3,744)	-	-
Prepaid insurance	289	(429)	-
Base management fee payable	132	-	-
Due to affiliate	3,134	2,286	-
Interest expense payable	752	-	-
Incentive fee payable	148	-	-
Accrued expenses and other liabilities	301	85	-
Net Cash Provided by (Used in) Operating Activities	(188,422)	848	-

Cash Flows From Financing Activities
Borrowings on debt	99,854	-	-
Payments of financing costs	(2,436)	-	-
Payments of offering costs	(478)	(848)	-
Proceeds from issuance of Common Shares	110,744	5	-
Net Cash (Used in) Provided by Financing Activities	207,684	(843)	-

Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	19,262	5	-
Effect of foreign currency exchange rates	27	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Year	5	-	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Year	$19,294	$5	$-

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the year	$-	$-	$-
Reinvestment of dividends during the year	32	-	-

Cash	$19,031	$5	$-
Restricted cash	50	-	-
Foreign cash	213	-	-
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$19,294	$5	$-

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non Controlled/Non Affiliate Investments
Aerospace & Defense
Saturn Purchaser Corp. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	11.01%	7/23/2029	$14,399	$14,115	$14,399
Aerospace & Defense Total							14,115	14,399	13.1%

Automotive
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	11.96%	11/1/2028	$9,900	9,802	9,900
Automotive Total							9,802	9,900	9.0%

Capital Equipment
Ergotron Acquisition LLC (13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.75%	11.21%	7/6/2028	$14,813	14,521	14,813
Capital Equipment							14,521	14,813	13.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$11,826	11,682	11,442
Chemicals, Plastics & Rubber Total							11,682	11,442	10.4%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$4,654	4,037	4,328
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$486	422	450
Chase Industries, Inc. (4)(5)(17)(18)	First Lien Senior Secured Loan	—	—	—	5/12/2025	—	(106)	(57)
Construction & Building Total							4,353	4,721	4.3%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.93%	6/25/2029	€937.00	1,018	1,035
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£2,324.00	2,922	2,962
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£2,499.00	3,102	3,150
Reconomy (5)(6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£375.00	444	478
Environmental Industries Total							7,486	7,625	6.9%

See Note to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Healthcare & Pharmaceuticals
CPS Group Holdings, Inc. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	10.75%	3/3/2025	$9,857	9,851	9,857
Apollo Intelligence (13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	6/1/2028	$13,649	13,553	13,581
Apollo Intelligence (4)(5)(13)(17)(19)	First Lien Senior Secured Loan	—	—	—	6/1/2028	—	—	(6)
Healthcare & Pharmaceuticals Total							23,404	23,432	21.2%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029	£6,481.00	8,032	8,262
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$5,373	5,319	5,252
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029	€7,627	8,287	8,235
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$2,000	1,980	1,955
High Tech Industries Total							23,618	23,704	21.5%

Hotel, Gaming & Leisure
Concert Golf Partners Holdco (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	3/30/2029	$8,853	8,680	8,853
Concert Golf Partners Holdco (5)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	4/2/2029	$916	896	916
Pyramid Global Hospitality (13)(17)(18)	First Lien Senior Secured Loan	SOFR	8.00%	13.41%	1/19/2027	$9,925	9,635	9,925
Hotel, Gaming & Leisure Total							19,211	19,694	17.9%

Media: Publishing
OGH Bidco Limited (6)(17)(13)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£8,100.00	10,183	9,809
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.80%	9/2/2029	£3,750.00	4,360	4,164
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£1,134.00	1,401	1,245
Media: Publishing Total							15,944	15,218	13.7%

Transportation: Cargo
Gulf Winds International (13)(17)(21)	First Lien Senior Secured Loan	SOFR	7.10%	12.46%	12/16/2028	$9,900	9,606	9,900
RoadOne (13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$7,920	7,687	7,920
Transportation: Cargo Total							17,293	17,820	16.2%

See Note to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Wholesale
Abracon Group Holding, LLC. (13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.00%	11.54%	7/6/2028	$14,813	14,522	12,961
Blackbird Purchaser, Inc. (5)(17)(21)	First Lien Senior Secured Loan	—	—	—	12/19/2030	—	—	—
Blackbird Purchaser, Inc. (5)(17)(21)	First Lien Senior Secured Loan	—	—	—	12/19/2030	—	—	—
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.86%	12/19/2030	$3,135	3,135	3,135
SureWerx (3)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.75%	12.10%	12/28/2028	$9,925	9,680	9,925
Wholesale Total							27,337	26,021	23.6%
Non Controlled/Non Affiliate Investments Total							188,766	188,789	171.2%

Non-Controlled Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Preferred Equity	—	—	—	—	4	3,875	3,875
Legacy Corporate Lending HoldCo, LLC, Class A (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	90	90
Legacy Corporate Lending HoldCo, LLC, Class B (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	—	—
FIRE: Finance Total							$3,965	$3,965	3.6%
Non-Controlled Affiliate Investments Total							$3,965	$3,965	3.6%
Investments Total							$192,731	$192,754	174.8%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	5.25%	—	$18,995	$18,995	$18,995
Cash Equivalents Total							$18,995	$18,995	17.2%
Investments and Cash Equivalents Total							$211,726	$211,749	192.0%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (22)
USD 8,197	EUR 7,500	Bank of New York	1/22/2024	$(90)
				$(90)

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, or Prime ("Prime" or "P") and the current weighted average interest rate in effect at December 31, 2023. Certain investments are subject to a EURIBOR or SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro.

3. Percentages are based on the Company’s net assets of $110,270 as of December 31, 2023.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 21.2% of the Company’s total assets.

7. As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company, as the Company owns 5% or more of the portfolio company’s outstanding voting securities.

8. Tick mark not used

9. Tick mark not used

See Note to Consolidated Financial Statements

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $3,965 or 3.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Legacy Corporate Lending HoldCo, LLC	4/21/2023

11. The Company holds an interest in Legacy Corporate Lending HoldCo, LLC, an operating company based out of the United States which invests primarily in asset-backed lending (“ABL”) opportunities.

12. Non-Income producing.

13. Assets or a portion thereof are pledged as collateral for the GS Revolving Credit Facility. See Note 6 "Debt".

14. Tick mark not used

15. Denotes that all or a portion of the debt investment includes PIK interest during the period.

16. Tick mark not used

17. Security valued using unobservable inputs (Level 3).

18. Loan includes interest rate floor of 1.00%.

19. Loan includes interest rate floor of 0.75%.

20. Cash equivalents include $50 of restricted cash.

21. Loan includes interest rate floor of 0.00%.

22. Unrealized appreciation on forward currency exchange contracts.

See Note to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. As of December 31, 2023, the Company has the authority to issue unlimited shares of all classes of common shares, par value $0.01 per share.

The Company’s investment objective is to generate attractive risk adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company seeks to achieve its investment objective by investing in middle-market direct lending opportunities across North America, Europe, Australia and in other geographic markets. Middle market companies generally means companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The company focuses on senior secured credit investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender, and mezzanine debt and other junior securities with a focus on downside protection.

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

Note 2. Summary of Significant Accounting Policies Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCPC I, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Board. The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and 2022, there were no loans on non-accrual.

Distributions

Distributions to common shareholders are recorded on the record date. The Board delegated authority to the Company's officers to declare from time to time distributions (each, a "Distribution") payable in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each such Distribution shall not exceed an annualized distribution yield of 10%, as may be appropriate and in the interest of the Company's shareholders, subject to the Board’s ratification at the immediately succeeding quarterly meeting of the Board. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with US GAAP. The Company may pay distributions to its shareholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the shareholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The specific tax characteristics of the Company’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company distributes net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Shareholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the consolidated schedules of investments. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s consolidated statements of operations. As of December 31, 2023 and 2022, there was deferred offering costs of $1.2 million and $0.8 million, respectively, on the Company’s statements of assets and liabilities.

Prepaid Insurance

The Company has obtained Trustees and Officers liability insurance. These costs are recognized as a deferred charge and will be amortized using the straight-line method over the term of the insurance policies, beginning on the date the Company enters into each insurance policy agreement. Deferred costs related to the insurance policies are presented separately on the Company’s consolidated statement of assets and liabilities.

Professional Fees and Operating Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees, and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Advisor may be reimbursed by the Company.

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation on investments, respectively, on the consolidated statements of operations.

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

Changes in net unrealized appreciation are recorded on the consolidated statements of operations in net change in unrealized appreciation on forward currency exchange contracts. Net realized gains and losses are recorded on the consolidated statements of operations in net realized gain (loss) on forward currency exchange contracts. Realized gains and losses on forward currency exchange contracts are determined using the difference between the fair market value of the forward currency exchange contract at the time it was opened and the fair market value at the time it was closed or covered. Additionally, losses, up to the fair value, may arise if the counterparties do not perform under the contract terms.

Deferred Financing Costs and Debt Issuance Costs

The Company records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation. The Company records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC Topic 470-50, Modification and Extinguishments. For modifications to or exchanges of our revolving debt obligations, any unamortized deferred financing costs related to lenders who are not part of the new lending group are expensed. For extinguishments of our term debt obligations, any unamortized debt issuance costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

Income Taxes

Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements.The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

During the years ended December 31, 2023 and 2022, there were no tax expenses and no interest and penalties were incurred.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2023

(with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$188,766	98.0%	$188,789	98.0%
Preferred Equity	3,875	2.0	3,875	2.0
Equity Interest	90	0.0	90	0.0
Total	$192,731	100.0%	$192,754	100.0%

As of December 31, 2022, the Company had no investments.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$145,683	75.6%	$146,207	75.9%
United Kingdom	31,462	16.3	31,105	16.1
Germany	15,586	8.1	15,442	8.0
Total	$192,731	100.0%	$192,754	100.0%

As of December 31, 2022, the Company had no investments.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Wholesale	27,337	14.1	26,021	13.5
High Tech Industries	23,618	12.2	23,704	12.3
Healthcare & Pharmaceuticals	23,404	12.1	23,432	12.2
Hotel, Gaming & Leisure	19,211	10.0	19,694	10.2
Transportation: Cargo	17,293	9.0	17,820	9.2
Media: Publishing	15,944	8.3	15,218	7.9
Capital Equipment	14,521	7.5	14,813	7.7
Aerospace & Defense	14,115	7.3	14,399	7.5
Chemicals, Plastics & Rubber	11,682	6.1	11,442	5.9
Automotive	9,802	5.1	9,900	5.1
Environmental Industries	7,486	3.9	7,625	4.0
Construction & Building	4,353	2.3	4,721	2.4
FIRE: Finance	3,965	2.1	3,965	2.1
Total	$192,731	100.0%	$192,754	100.0%

(1)
Finance, Insurance, and Real Estate (“FIRE”).

As of December 31, 2022, the Company had no investments.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$-	$-	$188,789	$-	$188,789
Preferred Equity	-	-	3,875	-	3,875
Equity Interest	-	-	90	-	90
Total Investments	$-	$-	$192,754	$-	$192,754
Cash equivalents	$18,995	$-	$-	$-	$18,995
Forward currency exchange contracts (liability)	$-	$(90)	$-	$-	$(90)

As of December 31, 2022, the Company had no investments.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023:

	First Lien
	Senior
	Secured	Equity	Preferred	Total
	Loans	Interests	Equity	Investments
Balance as of January 1, 2023	$-	$-	$-	$-
Purchases of investments and other adjustments to cost	198,364	90	3,875	202,329
Net accretion of discounts (amortization of premiums)	62	-	-	62
Principal repayments and sales of investments	(11,405)	-	-	(11,405)
Net change in unrealized appreciation on investments	23	-	-	23
Net realized gain on investments	1,745	-	-	1,745
Balance as of December 31, 2023	$188,789	$90	$3,875	$192,754
Change in unrealized appreciation attributable to investments still held at December 31, 2023	$23	$-	$-	$23

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2023, there was no transfer between levels.

As of December 31, 2022, the Company had no investments.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2023 were as follows:

	As of December 31, 2023
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$185,654	Discounted cash flows	Comparative Yields	8.7%	—	14.3%	(10.5%)
Total investments	$185,654

(1)
Included within the Level 3 assets of $192,754 is an amount of $7,100 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2023. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

As of December 31, 2022, the Company had no investments.

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2023
GS Revolving Credit Facility	3	97,989
SMBC Revolving Credit Facility	3	2,000
Total Debt		$99,989

As of December 31, 2022, the Company had no outstanding debts.

Note 5. Agreements and Related Party Transactions Investment Advisory Agreement

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

Base Management Fee

The base management fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable monthly in arrears. The base management fee for any partial month will be appropriately pro-rated (based on the number of days actually elapsed at the end of such partial month relative to the total number of days in such month). For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase. The fair value of derivative financial instruments held in the

Company’s portfolio will be included in the calculation of gross assets of the Company.

For the year ended December 31, 2023, management fee was $0.1 million. For the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021, there were no management fees. For the year ended December 31, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021, there were no management fees contractually or voluntarily waived.

As of December 31, 2023, $0.1 million remained payable related to the base management fee accrued in base management fee payable on the consolidated statement of assets and liabilities. As of December 31, 2022, there was no payable related to the base management fee accrued on the consolidated statements of assets and liabilities.

Incentive Fee

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding debt or preferred stock, but excluding any distribution or shareholder servicing fees and incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

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

The incentive fee is comprised of the following two parts:

An incentive fee on pre-incentive fee net investment income, which we refer to as the incentive fee on income or the “Income Fee”. The incentive fee on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income, attributable to each class of the Company’s Common Shares, in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”). Pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.75% per quarter (7% annualized) and (ii) the sum of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The quarterly incentive fee based on income shall be calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” The incentive fee based on income for each calendar quarter will be determined as follows:

•
No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;
•
100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which we refer to as the “Catch-Up Amount,” determined as the sum of 2.0588% multiplied by the Company's net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-Up Amount” is meant to provide the Advisor an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters reaches the Catch-Up Amount in respect of the relevant Trailing Twelve Quarters; and

•
15% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-Up Amount.

Incentive Fee Cap

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

For the year ended December 31, 2023, the Company incurred $0.4 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statement of operations. The Advisor has voluntarily waived $0.3 million of the income incentive fees earned by the Advisor during the year ended December 31, 2023. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods. For the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021, the Company did not incur any incentive fees on net investment income.

As of December 31, 2023, there was $0.1 million related to income incentive fee accrued in incentive fee payable on the consolidated statement of assets and liabilities. As of December 31, 2022, the Company had no incentive fee accrued.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022 and for the period from December 21, 2021 (inception) through December 31, 2021, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with BCPC Advisors, LP (in such capacity, the “Administrator”), as of September 28, 2023, pursuant to which the Administrator provides the administrative services necessary for us to operate, and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board.

The Company incurred $0.0 million related to the Administrator for the year ended December 31, 2023. The Company did not incur any expenses related to the Administrator or to BCSF Advisors, LP (in its former capacity as the Company’s administrator) for the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021. As of December 31, 2023, there were $0.0 million payables related to the Administrator or to BCSF Advisors, LP. As of December 31, 2022, there was no payable related to the Administrator or to BCSF Advisors, LP.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.0 million expenses related to the sub-administrator for the year ended December 31, 2023. The Company did not incur any expenses related to the sub-administrator for the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021. The Administrator or BCSF Advisors, LP will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-investments

The Company invests alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on August 23, 2016 (as subsequently amended, the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

As of December 31, 2023 and 2022, the Advisor and/or its affiliate held 3,480,000 and 200 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled Affiliate Investments

Investments during the year ended December 31, 2023, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$-	$90	$-	$-	$-	$90	$-	$-
Legacy Corporate Lending HoldCo, LLC Preferred Equity	-	3,875	-	-	-	3,875	-	-
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	-	-	-	-	-	-	-	-
Total Non-Controlled/Affiliate investment	$-	$3,965	$-	$-	$-	$3,965	$-	$-
Total	$-	$3,965	$-	$-	$-	$3,965	$-	$-

As of December 31, 2022, the Company had no affiliated or controlled investments.

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

We have paid the Managing Dealer an engagement fee equal to $250,000 (the “Engagement Fee”) which is included in organization costs on the consolidated statement of operations. In its capacity as our investment adviser prior to September 28, 2023, BCSF Advisors, LP agreed to advance the Engagement Fee on our behalf. We are obligated to reimburse BCSF Advisors, LP for the advanced Engagement Fee upon breaking escrow for the offering. Once we have received purchase orders for at least $500,000,000, the Managing Dealer will be entitled to receive a fee equal to 0.05% of the offering proceeds (together with the Engagement Fee, the “Managing Dealer Fee”). Assuming we sell all of the shares offered under the Company’s prospectus at the maximum offering of $2,000,000,000, the maximum estimated Managing Dealer Fee would be $1,000,000. In accordance with FINRA Rule 2310, we will not pay the Managing Dealer Fee out of offering proceeds prior to the release of such proceeds from escrow.

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

We will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the offering of the Company’s Common Shares on which, in the aggregate, underwriting compensation from all sources in connection with the offering of the Company’s Common Shares, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering

For the years ended December 31, 2023 and 2022, and the period December 21 (inception) through December 31, 2021, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

Deferred Offering Costs and Other Expenses

The following table shows the expenses paid by a related party of the Advisor for the years ended December 31, 2023 and 2022 and will be reimbursed by the Company. This payable is included as a "Payable to affiliate" on the consolidated statement of assets and liabilities.

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Deferred offering costs	$478	$848	$-
Prepaid insurance	201	429	-
Organization expenses	505	379	-
Professional fees and operating expenses	640	306	-
Trustee fees	324	324	-
Warehouse related expenses	3,274	—	-

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

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly. The Managing Dealer has agreed to waive shareholder servicing and/or distribution fees for Class D shares for the first nine months following the date on which the Company broke escrow for the offering.

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

Expense Support and Conditional Reimbursement Agreement

On September 28, 2023, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor (i) has agreed to pay, on a monthly basis, a portion of the Company’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Company’s net asset value (each such payment, a “Required Expense Payment”), and (ii) may elect to pay an additional portion of the Company’s expenses from time to time, provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company, (each such payment, a “Voluntary Expense Payment”), which the Company will be obligated to reimburse to the Advisor at a later date if certain conditions are met.

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

The Advisor’s obligation to make a Required Expense Payment shall automatically become a liability of the Advisor and the Company’s right to receive a Required Expense Payment shall be an asset of the Company on the last calendar day of the applicable month. Any Required Expense Payment shall be paid by the Advisor to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Advisor or its affiliates no later than forty-five days after such obligation was incurred.

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

The following table presents a summary of all expenses supported and recouped by the Advisor for the year ended December 31, 2023.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	1,994	-	1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	-	295	December 31, 2026	9.04%	3.17%
	$2,289	$-	$2,289

For the year ended December 31, 2022 and for the period from December 21, 2021 (inception) through December 31, 2021, the Company did not receive Expense Support from the Advisor or from BCSF Advisors, LP (in its former capacity as the Company’s investment adviser).

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 210.3%. As of December 31, 2022, the Company had no outstanding debt.

The Company’s outstanding borrowings as of December 31, 2023 were as follows:

	As of December 31, 2023
	Total Aggregate	Principal
	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value
GS Revolving Credit Facility	$150,000	$97,989	$97,989
SMBC Revolving Credit Facility	50,000	2,000	2,000
Total Debt	$200,000	$99,989	$99,989

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 was 8.2%. As of December 31, 2022, the Company had no outstanding debt.

The combined weighted average borrowings outstanding from commencement of operations through December 31, 2023 was $97.0 million. As of December 31, 2022, the Company had no outstanding debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

Goldman Sachs Revolving Credit Facility

On November 29, 2023, the Company entered into a revolving credit facility (the “GS Revolving Credit Facility”) with the Company as equity holder, BCPC I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower (the "Borrower"), Goldman Sachs Bank USA, as syndication agent and administrative agent (“Goldman Sachs”), and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian (“Computershare”).

The maximum commitment amount under the GS Revolving Credit Facility is $150,000,000. Proceeds of the borrowings under the GS Revolving Credit Facility may be used, among other things, to fund portfolio investments by the Borrower and to make advances under delayed draw term loans and revolving loans where the Borrower is a lender. Borrowings under the GS Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.90%. The Borrower is required to utilize a minimum percentage of the commitments under the GS Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for U.S. dollar advances as described above. In addition, the Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the GS Revolving Credit Facility in excess of such minimum utilization amount, in addition to certain other fees as agreed between the Borrower and Goldman Sachs.

The period during which the Borrower may make borrowings under the GS Revolving Credit Facility expires on November 29, 2026, and the GS Revolving Credit Facility will mature and all amounts outstanding must be repaid by November 29, 2028.

The GS Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, Goldman Sachs may declare the outstanding advances and all other obligations under the GS Revolving Credit Facility immediately due and payable. The Borrower’s obligations under the GS Revolving Credit Facility are secured by a first priority security interest in all of the Borrower’s portfolio investments and cash.

For the year ended December 31, 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Borrowing interest expense	$719	$-	$-
Unused facility fee	25	-	-
Amortization of deferred financing costs and upfront commitment fees	24	-	-
Total interest and debt financing expenses	$768	$-	$-

SMBC Revolving Credit Facility

On December 29, 2023, the Company entered into a senior secured revolving credit agreement (the “SMBC Revolving Credit Facility”) as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger.

The SMBC Revolving Credit Facility is effective as of December 29, 2023.

The facility amount under the SMBC Revolving Credit Facility is $50,000,000 with an accordion provision to permit increases to the total facility amount up to $500,000,000. Proceeds of the loans under the SMBC Revolving Credit Facility may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquiring and funding investments permitted under the SMBC Revolving Credit Facility, and such other uses as permitted under the SMBC Revolving Credit Facility. The maturity date is December 29, 2028.

Interest under the SMBC Revolving Credit Facility is equal to (I) (a) if the borrowing base (as of the most recently delivered borrowing base certificate delivered under the SMBC Revolving Credit Facility) is less than 1.60 times the Combined Debt Amount (as defined in the SMBC Revolving Credit Facility, (i) with respect to any ABR Loan (as defined in the SMBC Revolving Credit Facility), 1.125% per annum; (ii) with respect to any Term Benchmark Loan (as defined in the SMBC Revolving Credit Facility), 2.125% per annum; and (iii) with respect to any RFR Loan (as defined in the SMBC Revolving Credit Facility), 2.125% per annum or (b) if the borrowing base is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.00% per annum; (ii) with respect to any Term Benchmark Loan, 2.00% per annum; and (iii) with respect to any RFR Loan, 2.00% per annum plus (II) an applicable credit spread adjustment of (a) with respect to any Term Benchmark Loan denominated in Dollars, a flat credit adjustment spread of 0.10%; and (b) with respect to any RFR Loan denominated in Sterling, a flat credit spread adjustment of 0.0326%; provided, however, to the extent the Company does not have an investment grade rating from any nationally recognized rating agency on the nine-month anniversary of the closing date, the otherwise Applicable Margin (as defined in the SMBC Revolving Credit Facility) shall be increased by 0.125% per annum until such rating is obtained.

For the years ended December 31, 2023 and 2022, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Year Ended December 31,		For the Period December 21, 2021 (Inception) Through
	2023	2022	December 31, 2021
Borrowing interest expense	$1	$-	$-
Unused facility fee	2	-	-
Amortization of deferred financing costs and upfront commitment fees	1	-	-
Total interest and debt financing expenses	$4	$-	$-

Note 7. Derivatives

The Company is subject to foreign currency exchange rate risk in the normal course of pursuing its investment objectives. The value of foreign investments held by the Company may be significantly affected by changes in foreign currency exchange rates. The dollar value of a foreign security generally decreases when the value of the dollar rises against the foreign currency in which the security is denominated and tends to increase when the value of the dollar declines against such foreign currency.

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $0.0 million for December 31, 2023 with the counterparties on foreign currency exchange contracts. As of December 31, 2022, the Company did not enter into any forward currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the period November 28, 2023 through December 31, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $8.3 million. As of December 31, 2022, the company had no forward currency exchange contracts. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

The Company presents forward currency exchange contracts on a net basis by counterparty on the consolidated statements of assets and liabilities. The Company has elected not to offset assets and liabilities in the consolidated statements of assets and liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other arrangement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2023:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$-	$90	$90	$-	$90

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

As of December 31, 2022, the company had no derivative instruments.

The effect of transactions in derivative instruments to the consolidated statements of operations during the year ended December 31, 2023 was as follows:

For the Year Ended December 31,
2023
Net realized (gain) loss on forward currency exchange contracts	$48
Net change in unrealized appreciation on forward currency exchange contracts	(90)
Total net realized and unrealized gain on forward currency exchange contracts	$(42)

For the years ended December 31, 2022 and 2021, the company had no derivative instruments.

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $0.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the year ended December 31, 2023. As of December 31, 2022, the Company did not have any realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(0.0) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.0 million for the year ended December 31, 2023. As of December 31, 2022, the company did not enter into any forward currency exchange contracts.

Note 8. Net Assets

The following table presents transactions in Common Shares during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	4,429,780	$110,744
Repurchase of common shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	1,265	32
Net increase (decrease)	4,431,045	$110,776

The following table presents transactions in Common Shares during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Shares	Amount
Class I:
Proceeds from shares sold	200	$5
Repurchase of common shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase (decrease)	200	$5

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class I Common Shares during the year ended December 31, 2023:

NAV Per Share
For the Months Ended	Class I
November 30, 2023	$25.00
December 31, 2023	24.88

Distributions:

The Board authorizes and declares monthly distribution amounts per share of Class I Common Shares. The following table presents distributions that were declared and payable during the year ended December 31, 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.3400	$1,370
December 29, 2023	December 29, 2023	January 31, 2024	$0.1875	$831
Total distributions declared			$0.5275	$2,201

The distributions declared during the years ended December 31, 2023 were derived from investment company taxable income and net capital gain, if any. The company did not declare or pay any distributions during the year ended December 31, 2022.

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.

Note 9. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the year ended December 31, 2023 was as follows:

For the Year Ended December 31,
2023
Distributions paid from:
Ordinary Income	$1,358
Net Long-Term Capital Gains	843
Total Taxable Distributions	$2,201

During the year ended December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021, there were no taxable distributions.

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2023 was as follows:

For the Year Ended December 31,
2023
Net increase in net assets resulting from operations	$2,784
Net change in unrealized (appreciation) depreciation	196
Expenses not currently deductible	64
Income for tax but not book	62
Taxable/Distributable Income (1)	$3,106

(1)
The calculation of estimated 2023 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2023 taxable income will not be finally determined until the Company’s 2023 tax return is filed in 2024 (and, therefore, such estimate is subject to change).

During the year ended December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021, there was no taxable income.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2022, the Company has a short-term capital loss carryforward of $0.0 million and a long-term capital loss carryforward of $0.0 million.

As of December 31, 2023, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

As of December 31,
2023
Tax cost	$192,883
Gross unrealized appreciation	2,700
Gross unrealized depreciation	(2,829)
Net unrealized appreciation (depreciation) on investments	$(129)

During the year ended December 31, 2022 and for the period December 21, 2021 (inception) through December 31, 2021, the Company had no unrealized appreciation and depreciation on investments and forward currency exchange contracts.

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2023, all tax filings of the Company since the inception on December 21, 2021 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022 and for the period December 21, 2021 (inception) through December 31, 2021.

Prior to election to be treated as a RIC, the Company may be subject to income tax. The Company did not qualify to be subject to be taxed as a RIC for the period December 21, 2021 (inception) to December 31, 2022. The Company did not incur any tax liabilities for the period December 21, 2021 (inception) to December 31, 2022.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of December 31, 2023, the Company had $10.8 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,375
Blackbird Purchaser, Inc. - Delayed Draw	5/11/2025	2,063
Chase Industries, Inc. - Revolver	5/11/2025	819
Concert Golf Partners Holdco - Delayed Draw	4/2/2029	89
OGH Bidco Limited - Revolver	6/29/2029	2,570
Reconomy - Revolver	6/25/2029	2,707
Total		$10,811

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2023

As of December 31, 2022, the Company had no portfolio investments.

Contingencies

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2023:

Year Ended December 31, 2023
Class I (10)
Per share data:
Net asset value at beginning of period	$25.00
Net investment income (1)	0.02
Net unrealized and realized gains (losses) (1)(2)(7)	0.39
Net increase in net assets resulting from operations (1)(8)	0.41
Shareholder distributions from income (3)	(0.53)
Net asset value at end of period	$24.88

Total return (4)	1.64%
Shares outstanding, end of period	4,431,245
Weighted average shares outstanding	4,394,723

Ratios/Supplemental data:
Net assets at end of period	$110,270
Ratio of net investment income to average net assets (5)(9)	13.01%
Ratio of net expenses to average net assets (5)(9)	9.24%
Portfolio turnover (6)	5.92%

1.
The per share data was derived by using the weighted average shares outstanding during the period.
2.
The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3.
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
4.
Total return based on net asset value is calculated as the change in net asset value per share during the year, assuming dividends and distributions, including those distributions that have been declared.
5.
The computation of average net assets during the year is based on averaging net assets for the period reported.
6.
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the years reported.
7.
Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts, and net realized gain (loss) on foreign currency transactions.
8.
Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
9.
For the period of November 28, 2023 through December 31, 2023, amounts are annualized except for other income, organization costs, incentive fee, expense support received from the Advisor and management fee and income based incentive fee waivers by the Advisor. For the period November 28. 2023 through December 31, 2023, the total operating expenses to average net assets was 11.60% for Class I, prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Adviser's election to continue expense support, and other unpredictable variables.
10.
Figures reflect the time period November 28, 2023 through December 31, 2023. The Company broke escrow and commenced operations on November 28, 2023.

Note 12. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2023 and 2022 and as of and for the period from December 21, 2021 (inception) through December 31, 2021. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2023(1)	2023	2023	2023
Total investment income	$2,393	$-	$-	$-
Net investment income (loss) before taxes	2,767	(502)	(377)	(722)
Excise tax expense	-	-	-	-
Net investment income (loss) after taxes	2,767	(502)	(377)	(722)
Net realized and unrealized gain (loss)	1,618	-	-	-
Net increase in net assets resulting from operations	4,385	(502)	(377)	(722)
Net realized and unrealized gain (loss) per share — basic and diluted	0.39	-	-	-
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	0.41	(8.91)	(9.37)	(470.55)
Net asset value per share at period end	24.88	(19.75)	(29.53)	(20.16)

(1)
Per share amounts reflect the time period November 28, 2023 (commencement of operations) through December 31, 2023.

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Total investment income	$-	$-	$-	$-
Net investment income (loss) before taxes	(732)	(98)	(82)	(182)
Excise tax expense	-	-	-	-
Net investment income (loss) after taxes	(732)	(98)	(82)	(182)
Net realized and unrealized gain (loss)	-	-	-	-
Net increase in net assets resulting from operations	(732)	(98)	(82)	(182)
Net realized and unrealized gain (loss) per share — basic and diluted	-	-	-	-
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	(4,978.51)	(491.49)	N/A	N/A
Net asset value per share at period end	(5,444.70)	(1,787.20)	N/A	N/A

As of and for
the Quarter
Ended
December 31,
2021
Total investment income	$—
Net investment income before taxes	—
Excise tax expense	—
Net investment income after taxes	—
Net realized and unrealized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	—
Net realized and unrealized gain (loss) per share — basic and diluted	—
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	N/A
Net asset value per share at period end	N/A

Note 13. Warehousing Transaction

On October 19, 2022, the Company entered into three facility agreements (the “Facility Agreements”) with Goldman Sachs Bank USA (the “Financing Provider”) to acquire certain securities (the “Portfolio Investments”) at the Company’s request. Under the Facility Agreements, if the Company received subscriptions of at least $100 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase the Portfolio Investments from the Financing Provider, who was obligated to sell such investments, on or before December 1, 2023 (the “Facilities End Date”). The Company may also have elected, but was not obligated to, purchase the Portfolio Investments prior to the Facilities End Date or without meeting the Capital Condition. The Portfolio Investments are aligned with the Company’s investment objective and did not exceed $250 million (the “Financing Commitment Amount”). The Company agreed to pay certain fees and expenses to the Financing Provider, including:

1.
a facility fee at an annual rate of the 3-month Term SOFR or the relevant benchmark rate, as applicable, plus 2.75% per annum multiplied by the principal amount of the Portfolio Investments (the “Financing Amount”) (subject to adjustment for, among other things, cash amounts received by the Financing Provider with respect to the Portfolio Investments while they were being held by the Financing Provider), divided by 360,
2.
an unused fee at an annual rate of 0.375% of the average unused Financing Commitment Amount (being the greater of (x) zero and (y) the Financing Commitment Amount minus the greater of the then-current minimum utilization threshold and (B) the Financing Amount), divided by 360, and
3.
a minimum utilization fee at a rate of 2.75% of the greater of (x) zero and (y) (A) the then-current minimum utilization threshold minus (B) the Financing Amount, divided by 360. The minimum utilization threshold is the product of (i) the Financing Commitment Amount multiplied by (ii) (a) for the period from the closing date to the one-month anniversary of the closing date, 45% for the period from the one-month anniversary of the closing date to the two-month anniversary of the closing date, 65%, (c) for the period from the two-month anniversary of the closing date to the three-month anniversary of the closing date, 80%, and (d) for the period from the three-month anniversary of the closing date to the Facilities End Date, 85%, and (e) on or after the Facilities End Date, zero.

As a general matter, the price paid to purchase any Portfolio Investment from the Financing Provider equaled the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. Accordingly, shareholders benefited from any interest paid or accrued on any Portfolio Investment purchased by the Company.

On November 28, 2023, the Company met the Capital Condition and purchased the Portfolio Investments from the Financing Provider with an aggregate principal amount of $195.4 million (excluding unfunded revolvers and delayed draw positions of $6.8 million), at a purchase price of $190.6 million, resulting in a realized gain of approximately $1.8 million. As part of the purchase, the Company recorded $3.3 million of interest receivable on the Portfolio Investments. As of December 31, 2023, $2.6 million of interest is receivable from the purchase.
Note 14. Subsequent Events

Management has performed an evaluation of subsequent events through March 27, 2024, the date of issuance of the consolidated financial statements. There were no items which require adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2023, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the Trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

Our Board has also established an Audit Committee, a nominating and governance committee of our Board (the “Nominating and Governance Committee”), and a compensation committee of our Board (the “Compensation Committee”) and may establish additional committees in the future.

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

Name	Age	Position with the Company	Length of Service	Principal Occupation During Past 5 Year(s)	Other Directorships
Interested Trustees
Michael J. Boyle	39	Trustee and President	Since 2022

Partner in the Private Credit Group and Portfolio Manager for Global Direct Lending fund strategy of Bain Capital Credit (2019 – Present); Director in the Private Credit Group and Portfolio Manager for Global Direct Lending fund strategy of Bain Capital Credit (2016 – 2019)

					Director of Bain Capital Specialty Finance, Inc. (July 2022 – Present)
Michael A. Ewald	51	Trustee and Chief Executive Officer	Since 2022	Partner, Global Head of the Private Credit Group and Portfolio Manager for the Middle Market Credit and Global Direct Lending fund strategies of Bain Capital Credit (2008 – Present)

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

Jeffrey B. Hawkins	54	Trustee and Chairman of the Board of Trustees	Since 2022	Partner and Deputy Managing Partner of Bain Capital Credit, a Risk & Oversight Committee member and member of the Investment Committee of Bain Capital Credit (2007 – Present)

Chair of the Board of the Boston Public Library Fund(2014 – Present); Board Member of Buckingham, Browne and Nichols (2019 – Present); Board Member of Trinity College (2019 – Present) and Former Board Member of Dana Hall School (2014 – 2020); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Independent Trustees

Name	Age	Position with the Company	Length of Service	Principal Occupation During Past 5 Year(s)	Other Directorships
Amy Butte	56	Trustee and Chair of the Nominating and Governance Committee	Since 2022	None

Board Member and Audit Committee Chair of DigitalOcean (2018 – Present); Independent Director and Audit Committee Chair of BNP Paribas USA (2016 – Present); Chairman of Board of Iron Spark (2021 – 2022); Independent Trustee and Chair of Audit Committee of Fidelity Investments Strategic Advisers Funds (2011 – 2017); Board Member of Tuscan Holdings Corp. (2019 – 2021); Director of Bain Capital Specialty Finance, Inc. (2019 – Present); Board Member and Audit Committee Chair of Stash Financial (September 2023 – Present)

David G. Fubini	70	Trustee	Since 2022	Senior Lecturer in the Organizational Behavior Unit at Harvard Business School (2015 – Present

Board Member of Leidos (2013 – Present); J.M. Huber Corporation (industrial products) (2017 – Present); and Mitre Corporations (2014 – 2022); a Trustee of the University of Massachusetts System (2013 – 2020); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Thomas A. Hough	71	Trustee and Chairman of the Audit Committee	Since 2022	None

Independent Board Member, Audit Committee Member, Chair of the Finance Committee and Investment Committee of the National Kidney Foundation (2012 – 2021); Director of Bain Capital Specialty Finance, Inc. (2016  – Present)

Jay Margolis	75	Trustee	Since 2022	None

Board Member of Iron Spark (2021 – 2022); Lovepop (2019 – 2022); Boston Beer Company (NYSE:SAM) (2006 – 2017); NFP Off Broadway Theater Company (2015 – 2021); Director of Bain Capital Specialty Finance, Inc. (2016  – Present)

Clare S. Richer	65	Trustee and Chair of the Compensation Committee	Since 2022	Chief Financial Officer of Putnam Investments (investment management) (2008 – 2017)

Independent Board Member, Audit Committee Member and Head of the Finance Committee of Principal Financial Group (2020 – Present); Board Member and Audit Committee Member of the State Street Global Advisors SPDR ETF Mutual Funds (2018 – Present), University of Notre Dame (2015 – Present); Director of Bain Capital Specialty Finance, Inc. (2019 – Present)

* Messrs. Boyle, Ewald and Hawkins are deemed to be “interested persons” of us under the 1940 Act because of their affiliations with our Advisor.

The address for each of our Trustees is c/o Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116.

Information About the Executive Officers Who Are Not Directors

Set forth below is certain information about our executive officers who are not directors:

Name	Age	Position
Amit Joshi	41	Chief Financial Officer and Principal Accounting Officer
James Goldman	48	Chief Compliance Officer
Michael Treisman	51	Vice President
Jessica Yeager	35	Secretary

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

Interested Trustees

Michael J. Boyle. has served as a Trustee since July 2022 and as President of the Company since April 2022. He is a Partner and Portfolio Manager in the Private Credit Group for Bain Capital Credit. He is responsible for Bain Capital Credit’s Global Direct Lending strategy and serves as President and Director of Bain Capital Specialty Finance, Inc., a business development company. Mr. Boyle started his career at Bain Capital Credit, over which time he has been a member of the portfolio analytics team, the Industry Research team, and the Liquid Credit portfolio management team. Mr. Boyle received a B.S. from Boston College.

Michael A. Ewald has served as a Trustee since April 2022. Mr. Ewald is Chief Executive Officer of the Company, serves on the Advisor’s Credit Committee. He is currently Chief Executive Officer and a Director of Bain Capital Specialty Finance, Inc., a business development company. He joined Bain Capital Credit, LP in 1998, and is a Partner, the head of the Private Credit Group and a Portfolio Manager for Bain Capital Credit’s Middle Market Opportunities and Senior Direct Lending fund strategies, each of which is an affiliate of the Company. Previously, Mr. Ewald was an Associate Consultant at Bain & Company for three years where he focused on strategy consulting to the Financial Services, Manufacturing and Consumer Products industries. Prior to that, he worked at Credit Suisse First Boston as an analyst in the Regulated Industries group.

Mr. Ewald received an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. magna cum laude from Tufts University.

Jeffrey B. Hawkins has served as a Trustee since April 2022 and is the Chairman of the Board. He is currently Chairman of the Board and a Director of Bain Capital Specialty Finance, Inc., a business development company. He is a Partner and Deputy Managing Partner, a member of both the Risk & Oversight Committee and the Investment Committee of Bain Capital Credit, an affiliate of the Company. As the Chief Operating Officer, he is responsible for the firm’s business strategy and all non-investment activities. Previously, Mr. Hawkins was at Ropes & Gray, LLP working on securities law, mergers & acquisitions and collateralized debt funds. Mr. Hawkins received a J.D. from Harvard Law School and a B.A. Phi Beta Kappa from Trinity College.

Independent Trustees

Amy Butte has served as a Trustee since April 2022 and is chair of the Nominating and Governance Committee. Ms. Butte is currently the Audit Committee Chair and board member for DigitalOcean, an Independent Director for Bain Capital Specialty Finance, Inc., a business development company, and Stash Financial. She is an advisor to the Long-Term Stock Exchange and the CORI Innovation Fund. Ms. Butte also served as an Independent Director, Audit Committee Chair and Risk Committee Member for BNP Paribas USA, the Chairman of the Board of Iron Spark (2021 to 2022), as an Independent Trustee and Chair of the Audit Committee for the Fidelity Investments Strategic Advisers Funds (2011 to 2017), and was a Board Member of Tuscan Holdings Corp. (2019 to 2021). She was the Founder of TILE Financial and SpendGrowGive (2008 to 2012), Chief Financial Officer of Man Financial (2006 to 2008) and Chief Financial Officer and Executive Vice President of the New York Stock Exchange (2004 to 2006). Prior to that, Ms. Butte was an Equity Research Analyst at Bear Stearns and Merrill Lynch. Ms. Butte received her M.B.A. from Harvard and her B.A. from Yale University.

David G. Fubini has served as a Trustee since April 2022. He is currently an independent director of Bain Capital Specialty Finance, Inc., a business development company. Mr. Fubini has served as a Senior Lecturer in the Organizational Behavior Unit at Harvard Business School since 2015. Previously, he was a Senior Partner of McKinsey & Company where he worked for over 34 years. He was McKinsey’s Managing Director of the Boston office, and the past leader of the North American Organization Practice as well as the co-founder and leader of the firm's Worldwide Merger Integration Practice. During his tenure, Mr. Fubini led, and/or had been a member of, many firm personnel committees, as well as a participant in a wide cross-section of McKinsey’s governance forums and committees. Prior to joining McKinsey, he was an initial member of a small group that became the McNeil Consumer Products Company of Johnson & Johnson and helped launch the Tylenol family of products into the over-the-counter consumer marketplace. Mr. Fubini graduated with a B.B.A. from University of Massachusetts, Amherst and an M.B.A. from Harvard Business School, both with distinction. He is currently a member of the board of directors for Leidos, as well as J.M. Huber Corporation, a family owned company. He is also a board advisor for DLA Piper. He was formerly a Trustee of the University of Massachusetts System and board member of Compuware Corporation and Mitre Corporations.

Thomas A. Hough has served as a Trustee since April 2022 and is Chairman of the Audit Committee. Mr. Hough is currently an independent director and chairman of the audit committee for Bain Capital Specialty Financ, Inc., a business development company. Mr. Hough was Executive Vice President and Chief Financial Officer of Arena Brands, Inc. and Lucchese, Inc., manufacturers and marketers of western boots, apparel and accessories headquartered in El Paso, TX, from October 2001 until retiring in July 2015. Mr. Hough’s direct responsibilities in such positions included accounting, finance, credit and collections, treasury, human resources, information technology, legal, and real estate. Prior to that, he worked primarily as a CFO for a number of companies including Vectrix Business Solutions, Inc., Jamba Juice Company, Chief Auto Parts, Inc., Roy Rogers Restaurants, and Peoples Drug Stores, Inc. Mr. Hough previously worked at Deloitte & Touche for thirteen years where he performed primarily audit services. Mr. Hough received a B.A. in administrative studies from Rowan University and subsequently received his certification as a CPA. He was, most recently, an independent director, audit committee member and chair of the finance committee and investment committee for the National Kidney Foundation.

Jay Margolis has served as a Trustee since April 2022. Mr. Margolis has significant knowledge and experience in consumer products retailing, merchandising, consumer insights, strategic planning, and corporate governance. He is currently an Independent Director of Bain Capital Specialty Finance, Inc., a business development company. He is also currently the Chairman of Intuit Consulting LLC, a consulting firm specializing in retail, fashion, and consumer products. He previously served as the Chairman and CEO of Cache, Inc., a publicly-held specialty chain of women’s apparel stores headquartered in New York, from 2013 until it filed for bankruptcy in February 2015. Mr. Margolis also previously served as the President and CEO of Apparel Group of Limited Brands Corporation where he oversaw operations of Limited Brands’ Apparel Division. Before assuming that position, he had been President and Chief Operating Officer of Massachusetts-based Reebok International. Mr. Margolis also has held executive positions at Esprit de Corp USA, Tommy Hilfiger Inc., and Liz Claiborne, Inc. He received a B.A. from Queens College, a part of The City University of New York. He had previously served on the boards of Iron Spark, Lovepop, Boston Beer Company, Godiva Chocolatier, Inc., Burlington Coat Factory and NFP Off Broadway Theater Company.

Clare S. Richer has served as a Trustee since April 2022 and is Chair of the Compensation Committee. Ms. Richer is an Independent Director, an Audit Committee Member and Head of the Finance Committee for Principal Financial Group, and an Independent Director for Bain Capital Specialty Finance, Inc., a business development company. She is a sitting Director and Audit Committee member of State Street Global Advisors SPDR ETF Mutual Funds. Ms. Richer is also a trustee of the University of Notre Dame and a member of such board's compensation, investment, finance, and executive committees. From 2008 to 2017, she was the Chief Financial Officer of Putnam Investments. Prior to joining Putnam Investments, Ms. Richer held multiple Finance, Operations, and P&L leadership roles during her 25-year tenure at Fidelity Investments culminating in her appointment as Chief Financial Officer and member of the Management Committee. Prior to 1983, she was a senior auditor at Arthur Andersen & Company. Ms. Richer graduated from the University of Notre Dame and holds a B.B.A. in Business Administration.

Executive Officers Who Are Not Trustees

Amit Joshi. Mr. Joshi has served as Chief Financial Officer and Treasurer of the Company since October 2023 and September 2023, respectively. He is a Senior Vice President for Bain Capital Credit. Mr. Joshi joined Bain Capital Credit in September 2023 and previously served as Treasurer of the Company. Mr. Joshi previously worked at Apollo Global Management since 2013, as a Chief Financial Officer for Apollo Debt Solutions BDC and as a Chief Accounting Officer, Assistant Treasurer and Vice President of Midcap Financial Investment Corporation, a registered business development company, and some of the private funds including CLOs, private drawdown funds and operating companies. Prior to that he served as Senior Manager at Ernst & Young from January 2008 to September 2013 and prior to that at a mid-size accounting firm in New York as Audit Senior from 2006-2008 and in various international offices in roles with increasing responsibility from 2003 to 2006. Mr. Joshi is a Certified Public Accountant, Chartered Financial Analyst and Chartered Accountant. Mr. Joshi graduated with first-class honors from Calcutta University, India.

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

Our Board does not currently have a designated lead independent Trustee. We are aware of the potential conflicts that may arise when a non-Independent Trustee is Chair of the Board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the Independent Trustees in executive session without the presence of non-Independent Trustees and management, the establishment of Audit, Nominating and Governance and Compensation Committees comprised solely of Independent Trustees and the appointment of a Chief Compliance Officer, with whom the Independent Trustees meet regularly without the presence of non- Independent Trustees and other members of management, for administering our compliance policies and procedures.

We recognize that different board of trustees’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Committees of the Board of Trustees

The Board currently has, and appoints the members of, a standing Audit Committee, Nominating and Governance Committee and Compensation Committee and may establish additional committees from time to time as necessary. Each of those committees is comprised entirely of Independent Trustees and has a written charter approved by the Board, each of which is available on our website at https://www.baincapitalprivatecredit.com in the “Investor Relations — Governance” section. The current members of the standing committees are identified in the following table.

Board Committees
Independent Trustee	Audit	Compensation	Nominating and Governance
Amy Butte	☒	☒	Chair
David G. Fubini	☒	☒	☒
Thomas A. Hough	Chair	☒	☒
Jay Margolis	☒	☒	☒
Clare S. Richer	☒	Chair	☒

Audit Committee

The members of the Audit Committee are Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer, all of whom are not considered “interested persons” of us, as that term is defined in Section 2(a) (19) of the 1940 Act. Mr. Hough serves as Chairman of the Audit Committee. The Audit Committee’s responsibilities include, among other things, establishing guidelines and making recommendations to the Board regarding the fair valuation of our debt and equity investments that are not publicly traded or for which current market values are not readily available, selecting our independent registered public accounting firm and overseeing its work, reviewing with such independent registered public accounting firm the planning, scope and results of the audit of our consolidated financial statements, pre-approving the fees for services performed by such independent registered public accounting firm, reviewing with the independent registered public accounting firm the adequacy of our internal control systems, reviewing and discussing with management and the independent accountants the annual audited and quarterly consolidated financial statements, overseeing internal accounting staff and periodic filings, receiving and reviewing audit reports and monitoring our legal, ethical and regulatory compliance with a focus on matters impacting the consolidated financial statements.

The Board has determined that Mr. Hough is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. In addition, each of the current Audit Committee members — Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer meets the requirements of Rule 10A-3 under the Exchange Act.

Nominating and Governance Committee

The members of the Nominating and Governance Committee are Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer, all of whom are not considered “interested persons” of us, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Butte serves as Chair of the Nominating and Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. The Nominating and Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board by our shareholders at the annual shareholder meeting, selecting qualified nominees to fill any vacancies on our Board or a committee of our Board (consistent with criteria approved by our Board), developing and recommending to our Board a set of corporate governance principles applicable to us and overseeing the evaluation of our Board and our management.

The Nominating and Governance Committee will consider shareholder recommendations for possible nominees for election as Trustees when such recommendations are submitted in accordance with our Bylaws, the Nominating and Governance Committee Charter and any applicable law, rule or regulation regarding Trustee nominations. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee must deliver written notice to our Secretary at the Company, c/o Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, MA 02116. This notice must contain, as to each nominee, all information that would be required under applicable SEC rules to be disclosed in connection with election of a Trustee and certain other information set forth in our Bylaws, including the following minimum information for each Trustee nominee: full name, age and address; principal occupation or employment during the past five years; directorships on publicly held companies and investment companies during the past five years; number of shares of Common Shares owned, if any; and a written consent of the individual to stand for election if nominated by our Board and to serve if elected by our shareholders.

The Nominating and Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to our Board, our company and our shareholders. In considering possible candidates for election as a Trustee, the Nominating and Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting Trustees who:

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

The Nominating and Governance Committee also evaluates candidates proposed by shareholders using the factors described above. The Nominating and Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying Trustee nominees. In determining whether to recommend a Trustee nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, ethnic background, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending Trustee nominees. The Nominating and Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting Trustee nominees is consistent with the goal of creating a board of trustees that best serves our needs and the interests of our shareholders.

Compensation Committee

The members of the Compensation Committee are Ms. Butte, Mr. Fubini, Mr. Hough, Mr. Margolis and Ms. Richer, all of whom are not considered “interested persons” of us, as that term is defined in Section 2(a) (19) of the 1940 Act. Ms. Richer serves as Chair of the Compensation Committee. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation paid directly, if any, by the Company to the Chief Executive Officer and any other executive officers of the Company. The Compensation Committee also assists the Board with matters related to compensation generally.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2023, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Trustees

There were no equity securities of the Company beneficially owned by the trustees as of March 27, 2024.

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

Total Compensation earned from the Company for Fiscal Year 2023(3)
Interested Trustees
Michael Boyle(1)	None
Michael A. Ewald(1)	None
Jeffrey B. Hawkins(1)	None
Independent Trustees
Amy Butte(2)	$86,000
David G. Fubini(2)	$86,000
Thomas A. Hough(2)	$93,500
Jay Margolis(2)	$86,000
Clare S. Richer(2)	$86,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

CONTROL PERSONS AND PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 27, 2024, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 5,223,631.81 shares outstanding as of March 27, 2024.

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

Name and Address	Nature of Beneficial Ownership	Shares Beneficially Owned	Percentage
Beneficial Owners of More Than 5%
Bain Capital SIP Investments, LP	Beneficial	3,480,000	67%

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

Investment Advisory Agreement

We entered into the Investment Advisory Agreement with the Advisor, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. Management fee (net of waivers) and incentive fee (net of waivers) were $0.1 million and $0.1 million for the year ended December 31, 2023, respectively.

Administration Agreement

The Company has entered into the Administration Agreement with the Advisor to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. During the year ended December 31, 2023, the Company incurred $0.0 million related to the Administrator. The Company incurred expenses related to the sub-administrator of $0.0 million for the year ended December 31, 2023.

Co-Investment Opportunities

We currently and may also in the future co-invest on a concurrent basis with other affiliates of Bain Capital Credit, so long as such co-investment is permissible under existing regulatory guidance, our exemptive relief, applicable regulations and Bain Capital Credit’s allocation procedures. We, the Advisor and certain of our affiliates have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements, and other pertinent Bain Capital Credit clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Directors and Directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP, Boston, Massachusetts, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, review of the consolidated financial statements included in the Company’s reports on Form 10-Q and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Aggregate audit fees incurred by the Company for the year ended December 31, 2023 were $0.2 million.

Audit-Related Fees: Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Aggregate audit-related fees incurred by the Company for the year ended December 31, 2023 were $0.0 million.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and local tax matters. Aggregate tax fees incurred by the Company for the year ended December 31, 2023 were $0.1 million.

All Other Fees: Other fees would include fees for products and services other than the services reported above. All other fees incurred by the Company for the year ended December 31, 2023 were $0.0 million.

Aggregate Non-Audit Fees: The aggregate non-audit fees billed by PricewaterhouseCoopers LLP for services rendered to the Company and to the Advisor, and any entity controlling controlled by or under common control with the Advisor that provides ongoing services to the Company, for the year ended December 31, 2023 were $0.1 million. These amounts represent fees PricewaterhouseCoopers LLP billed for tax-related services, including the amounts described above under the captions “Tax Services Fees” and “All Other Fees.”

Pre-approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit- related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with this policy, the Audit Committee pre-approved all services performed by the Company’s independent registered public accounting firm in 2023.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. The Audit Committee has delegated pre-approval authority to its chairperson (the “Chairperson”) and may delegate pre-approval authority to one or more of its other members. The Chairperson and any other member or members to whom such authority is delegated will report any pre- approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on November 13, 2023).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

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

10.13*	Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger

10.14*

Revolving Credit Agreement, dated as of November 29, 2023, by and among the Company as Equity Holder, BCPC I, LLC as Borrower, with Goldman Sachs Bank USA, as Syndication Agent and Administrative Agent, and Computershare Trust Company, N.A., as Collateral Administrator, Collateral Agent and Collateral Custodian

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: March 27, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: March 27, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Trustee & Chief Executive Officer	March 27, 2024
Michael A. Ewald

/s/ AMIT JOSHI	Chief Financial Officer	March 27, 2024
Amit Joshi

/s/ JEFFREY B. HAWKINS	Trustee & Chairman	March 27, 2024
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Trustee & President	March 27, 2024
Michael J. Boyle

/s/ AMY BUTTE	Trustee	March 27, 2024
Amy Butte

/s/ DAVID G. FUBINI	Trustee	March 27, 2024
David G. Fubini

/s/ THOMAS A. HOUGH	Trustee	March 27, 2024
Thomas A. Hough

/s/ JAY MARGOLIS	Trustee	March 27, 2024
Jay Margolis

/s/ CLARE RICHER	Trustee	March 27, 2024
Clare Richer