Form 10-Q
period 2024-03-31
Bain Capital Private Credit
filed 2024-05-15
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 15, 2024 were 0, 0 and 5,495,496.04 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCPC Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2023 and in our filings with the Securities and Exchange Commission (the “SEC”). Except as otherwise specified in this Quarterly Report, the terms “we”, “us”, “our”, and the “Company” refer to Bain Capital Private Credit.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	March 31, 2024 (Unaudited)	December 31, 2023

Assets
Investments at fair value:
Non controlled/non affiliate investment (amortized cost of $306,581 and $188,766, respectively)	$305,757	$188,789
Non-controlled/affiliate investment (amortized cost of $4,190 and $3,965, respectively)	4,190	3,965
Cash and cash equivalents	6,408	19,031
Foreign cash (cost of $518 and $211, respectively)	504	213
Collateral on forward currency exchange contracts	267	-
Restricted cash and cash equivalents	50	50
Interest receivable on investments	3,151	3,744
Deferred financing costs (net of accumulated amortization of $122 and $26, respectively)	2,464	2,410
Deferred offering cost	936	1,214
Other receivables	146	32
Unrealized appreciation on forward currency exchange contracts	112	-
Prepaid insurance	27	140
Receivable for investments sold	-	4,152
Total Assets	$324,012	$223,740

Liabilities
Debt	164,221	99,989
Payable for investments purchased	14,885	4,352
Due to affiliate	1,539	5,420
Distributions payable	2,010	2,201
Interest expense payable	1,456	752
Incentive fee payable	881	148
Accrued expenses and other liabilities	661	386
Base management fee payable	654	132
Unrealized depreciation on forward currency exchange contracts	-	90
Total Liabilities	186,307	113,470

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (5,495,496 and 4,431,245 shares issued and outstanding, respectively)	55	44
Paid-in-capital in excess of par value	136,481	109,988
Accumulated distributable earnings	1,169	238
Total Net Assets	137,705	110,270
Total Liabilities and Total Net Assets	$324,012	$223,740

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	March 31, 2024 (Unaudited)	December 31, 2023

Net Asset Value Per Share
Class I Shares:
Net assets	$137,705	$110,270
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	5,495,496	4,431,245
Net asset value per share	$25.06	$24.88

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$7,206	$-
PIK income	14	-
Other income	1,033	-
Total interest income from non-controlled/non-affiliate investments	8,253	-

Expenses
Interest and debt financing expenses	$2,521	$-
Incentive fee	733	-
Base management fee	522	-
Professional fees and operating expenses	497	228
Amortization of deferred offering costs	349	-
Trustee fees	108	108
Organization costs	104	386
Total Expenses Before Fee Waivers	4,834	722
Expense support	(737)	-
Total Expenses, Net of Fee Waivers	4,097	722
Net Investment Income (Loss)	4,156	(722)

Net Realized and Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	23	-
Net realized gain (loss) on foreign currency transactions	(26)	-
Net realized gain (loss) on foreign currency of debt	(12)
Net realized gain (loss) on forward currency exchange contracts	41	-
Net change in unrealized appreciation on foreign currency translation	(21)	-
Net change in unrealized appreciation on foreign currency translation on debt	317	-
Net change in unrealized appreciation on forward currency exchange contracts	202	-
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(847)	-
Total Net Gains (Losses)	(323)	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,833	$(722)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Operations
Net investment income (loss)	$4,156	$(722)
Net realized gains (losses)	26	-
Net change in unrealized gains (losses)	(349)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,833	$(722)

Distributions to Shareholders
Class I	(2,902)	-
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(2,902)	$-

Capital Share Transactions
Class I:
Proceeds from shares sold	$26,145	$1,000
Distributions reinvested	359	-
Net Increase (Decrease) from Capital Share Transactions	$26,504	$1,000

Net Assets
Total increase in net assets during the period	27,435	278
Net Assets, beginning of period	110,270	(1,089)
Net Assets at End of Period	$137,705	$(811)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,833	$(722)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(136,480)	-
Proceeds from principal payments and sales of investments	33,477	-
Increase in investments due to PIK	(14)
Accretion of discounts and amortization of premiums	(315)	-
Amortization of deferred financing costs and debt issuance costs	122	-
Amortization of deferred offering costs	349
Net realized (gain) loss from investments	(23)	-
Net realized (gain) loss on foreign currency transactions	26	-
Net realized gain (loss) on foreign currency of debt	12
Net change in unrealized appreciation on investments	847	-
Net change in unrealized appreciation on foreign currency translation	21	-
Net change in unrealized appreciation on foreign currency translation on debt	(317)
Net change in unrealized appreciation on forward currency exchange contracts	(202)	-
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(267)
Interest receivable on investments	593	-
Prepaid insurance	113	93
Due to affiliate	(3,881)	746
Interest expense payable	704	-
Incentive fee payable	733	-
Accrued expenses and other liabilities	275	29
Base management fee payable	522	-
Net Cash Provided by (Used in) Operating Activities	(99,872)	146

Cash Flows From Financing Activities
Borrowings on debt	89,650	-
Repayments of debt	(25,113)	-
Payments of financing costs	(176)	-
Payments of offering costs	(71)	(146)
Proceeds from issuance of Common Shares	26,145	1,000
Shareholder distributions paid	(2,848)	-
Net Cash Provided by (Used in) Financing Activities	87,587	854

Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	(12,285)	1,000
Effect of foreign currency exchange rates	(47)	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	19,294	5
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$6,962	$1,005

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$1,695	$-
Reinvestment of dividends during the period	359	-

Cash	$6,408	$1,005
Restricted cash	50	-
Foreign cash	504	-
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$6,962	$1,005

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non Controlled/Non Affiliate Investments

Aerospace & Defense
Saturn Purchaser Corp. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	10.68%	7/23/2029	$13,919	$13,654	$13,919
Aerospace & Defense Total							13,654	13,919	10.1%

Automotive
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.75%	12.18%	11/1/2028	$9,875	9,783	9,875
Automotive Total							9,783	9,875	7.2%

Beverage, Food & Tobacco
AgroFresh Solutions (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	11.68%	3/31/2028	$983	948	949
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	11.68%	3/31/2029	$11,210	11,015	11,014
Beverage, Food & Tobacco Total							11,963	11,963	8.7%

Capital Equipment
Ergotron Acquisition LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.19%	7/6/2028	$14,775	14,497	14,775
DiversiTech (14)	First Lien Senior Secured Loan	SOFR	3.76%	9.07%	12/22/2028	$1,994	1,987	1,997
Capital Equipment Total							16,484	16,772	12.2%

Chemicals, Plastics & Rubber
INEOS Quattro (6)(21)	First Lien Senior Secured Loan	SOFR	3.85%	9.18%	3/14/2030	$1,995	1,983	1,995
Olympus Water US Holding Corporation (13)(21)	First Lien Senior Secured Loan	SOFR	3.75%	9.32%	11/9/2028	$1,995	1,992	1,999
Prince/Ferro (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.72%	4/23/2029	$1,995	1,917	1,978
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.22%	12/22/2027	$11,796	11,663	11,265
Chemicals, Plastics & Rubber Total							17,555	17,237	12.5%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.45%	5/12/2025	$4,658	4,135	4,379
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	12.45%	5/12/2025	$485	430	456
Chase Industries, Inc. (5)(15)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	12.45%	5/12/2025	$518	427	470
Usic Holdings, Inc. (13)(21)	First Lien Senior Secured Loan	SOFR	3.50%	9.06%	5/12/2028	$1,995	1,970	1,994
Construction & Building Total							6,962	7,299	5.3%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Consumer goods: Durable
New Milani Group LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	6/6/2026	$8,436	$8,436	$8,436
New Milani Group LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.93%	6/6/2026	$457	457	457
Consumer goods: Durable Total							8,893	8,893	6.5%

Consumer goods: Non-durable
Evriholder (13)(14)(17)	First Lien Senior Secured Loan	SOFR	6.85%	12.22%	1/24/2028	$4,165	4,132	4,123
RoC Skincare (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$-	(56)	(57)
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	11.31%	2/21/2031	$11,000	10,837	10,835
Consumer goods: Non-durable Total							14,913	14,901	10.8%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.44%	12/29/2027	$36	27	29
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	11.57%	12/29/2027	$10,637	10,275	10,264
Containers, Packaging & Glass Total							10,302	10,293	7.5%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.86%	7/12/2029	€937	1,019	1,011
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	7/12/2029	£2,324	2,923	2,936
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.86%	7/12/2029	£2,499	3,103	3,132
Reconomy (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	7/12/2029	£409	483	510
Environmental Industries Total							7,528	7,589	5.5%

FIRE: Finance
Choreo (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$-	-	-
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	2/18/2028	$1,250	1,250	1,250
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.11%	8.44%	3/20/2028	$2,992	2,975	2,976
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/4/2027	$-	(4)	-
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2032	$-	(34)	-
FIRE: Finance Total							4,187	4,226	3.1%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	LIBOR	3.50%	8.94%	2/15/2027	$1,995	$1,990	$1,996
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	9.43%	8/19/2028	$1,995	1,975	1,926
Simplicity (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.31%	12/2/2026	$798	798	798
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$-	(3)	-
FIRE: Insurance Total							4,760	4,720	3.4%

Forest Products & Paper
Multi-Color Corp (13)(14)	First Lien Senior Secured Loan	SOFR	5.10%	10.43%	10/29/2028	$1,995	1,903	1,959
Forest Products & Paper Total							1,903	1,959	1.4%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals (6)(13)(14)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	5/4/2028	$2,981	2,967	2,982
Apollo Intelligence (13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.75%	11.06%	5/31/2028	$13,614	13,525	13,546
Apollo Intelligence (4)(5)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$-	-	(6)
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$-	(27)	-
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	2/28/2029	$9,840	9,717	9,840
Healthcare & Pharmaceuticals Total							26,182	26,362	19.1%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/28/2029	£6,481	8,039	8,189
Gainwell Technologies (13)(19)	First Lien Senior Secured Loan	SOFR	4.10%	9.45%	10/1/2027	$2,992	2,927	2,868
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.36%	8.69%	8/31/2028	$1,995	1,987	1,998
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	974
SensorTower (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$-	(8)	(8)
SensorTower (13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	12.83%	3/15/2029	$14,250	14,036	14,036
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	7.00%	10.95%	2/28/2031	€3,600	3,860	3,849
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	900	975	971
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$5,373	5,320	5,212
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029	€7,627	8,289	7,985
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$2,000	1,980	1,940
High Tech Industries Total							48,379	48,014	34.9%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Hotel, Gaming & Leisure
Concert Golf Partners Holdco (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.98%	4/2/2029	$8,830	$8,665	$8,830
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	10.98%	4/2/2029	$1,003	984	1,003
Pyramid Global Hospitality (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	12.32%	1/19/2027	$9,900	9,631	9,900
Whatabrands LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.25%	8.69%	8/3/2028	$1,995	1,993	1,998
Hotel, Gaming & Leisure Total							21,273	21,731	15.8%

Media: Diversified & Production
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.58%	5/3/2028	$2,992	2,938	2,978
Media: Diversified & Production Total							2,938	2,978	2.2%

Media: Publishing
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£8,100	10,186	9,595
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.50%	11.81%	9/2/2029	$3,750	4,363	4,107
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.69%	6/29/2029	£1,134	1,402	1,184
Media: Publishing Total							15,951	14,886	10.8%

Retail
PETCO (6)(13)(19)	First Lien Senior Secured Loan	SOFR	3.25%	8.82%	3/3/2028	$2,000	1,884	1,854
Retail Total							1,884	1,854	1.3%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Services: Business
Acuris Finance US, Inc. (13)(21)	First Lien Senior Secured Loan	SOFR	4.00%	9.45%	2/16/2028	$2,000	1,979	2,000
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.61%	8.94%	7/24/2026	$1,995	1,985	1,987
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.08%	3/18/2030	$139	134	134
Discovery Senior Living (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030	$-	(21)	(21)
Discovery Senior Living (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$-	(8)	(8)
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	11.08%	3/18/2030	$5,000	4,940	4,940
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.86%	9.19%	10/15/2028	$1,995	1,988	1,998
Services: Business Total							10,997	11,030	8.0%

Services: Consumer
Ancestry.com Inc. (14)	First Lien Senior Secured Loan	SOFR	3.25%	8.68%	12/6/2027	$1,995	1,953	1,937
Services: Consumer Total							1,953	1,937	1.4%

Transportation: Cargo
Gulf Winds International (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.10%	12.43%	12/16/2028	$9,875	9,590	9,875
RoadOne (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	12/29/2028	$7,900	7,669	7,900
Transportation: Cargo Total							17,259	17,775	12.9%

Wholesale
Abracon Group Holding, LLC. (17)(19)	First Lien Senior Secured Loan	SOFR	6.15%	11.46%	7/6/2028	$14,775	14,527	12,928
Blackbird Purchaser, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.81%	12/19/2030	$412	412	412
Blackbird Purchaser, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.83%	12/19/2030	$165	165	165
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	12/19/2030	$3,127	3,127	3,127
SRS Distribution Inc. (14)	First Lien Senior Secured Loan	SOFR	3.35%	8.68%	6/5/2028	$2,992	2,985	3,012
SureWerx (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.75%	12.05%	12/28/2029	$9,900	9,662	9,900
Wholesale Total							30,878	29,544	21.5%
Non Controlled/Non Affiliate Investments Total							306,581	305,757	222.1%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Preferred Equity	—	—	—	—	4	$4,100	$4,100
Legacy Corporate Lending HoldCo, LLC, Class A (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	90	90
Legacy Corporate Lending HoldCo, LLC, Class B (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	-	-
FIRE: Finance Total							4,190	4,190	3.0%
Non-Controlled/Affiliate Investments Total							4,190	4,190	3.0%
Investments Total							$310,771	$309,947	225.1%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	5.23%	—	$2,800	2,800	2,800
Cash Equivalents Total							2,800	2,800	2.0%
Investments and Cash Equivalents Total							313,571	312,747	227.1%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (22)
USD 13,369	EUR 12,120	Bank of New York	1/22/2025	$112
				$112

1. The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, or Prime ("Prime" or "P") and the current weighted average interest rate in effect at March 31, 2024. Certain investments are subject to a EURIBOR or SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro.

3. Percentages are based on the Company’s net assets of $137,705 as of March 31, 2024.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 17.9% of the Company’s total assets.

7. As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company, as the Company owns 5% or more of the portfolio company’s outstanding voting securities.

8. Tick mark not used

9. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $6,135 or 4.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Legacy Corporate Lending HoldCo, LLC	4/21/2023
SensorTower	3/15/2024
Softco	3/11/2024

11. The Company holds an interest in Legacy Corporate Lending HoldCo, LLC, an operating company based out of the United States which invests primarily in asset-backed lending (“ABL”) opportunities.

12. Non-Income producing.

13. Assets or a portion thereof are pledged as collateral for the GS Revolving Credit Facility. See Note 6. Debt.

14. Loan includes interest rate floor of 0.50%.

15. Denotes that all or a portion of the debt investment includes PIK interest during the period.

16. Loan includes interest rate floor of 1.50%.

17. Security valued using unobservable inputs (Level 3).

18. Loan includes interest rate floor of 1.00%.

19. Loan includes interest rate floor of 0.75%.

20. Cash equivalents include $50 of restricted cash.

21. Loan includes interest rate floor of 0.00%.

22. Unrealized appreciation on forward currency exchange contracts.

23. Loan includes interest rate floor of 2.00%.

See Notes to Consolidated Financial Statement

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
				$(90)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(In thousands)

1.
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, or Prime ("Prime" or "P") and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a EURIBOR or SOFR interest rate floor.
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
6.
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 21.2% of the Company’s total assets.
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
12.
Non-Income producing.
13.
Assets or a portion thereof are pledged as collateral for the GS Revolving Credit Facility. See Note 6. Debt.
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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 as amended (the “1940 Act”). As of March 31, 2024 the Company has the authority to issue unlimited shares of all classes of Common Shares, par value $0.01 per share.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiary BCPC I, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, there were no loans on non-accrual.

Distributions

Distributions to common shareholders are recorded on the record date. The Board delegated authority to the Company's officers to declare from time to time distributions payable in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each such Distribution shall not exceed an annualized distribution yield of 10%, as may be appropriate and in the interest of the Company's shareholders, subject to the Board’s ratification at the immediately succeeding quarterly meeting of the Board. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with US GAAP. The Company may pay distributions to its shareholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the shareholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that provides for the reinvestment of cash distributions and other distributions. Shareholders who do not “opt out” of the Company’s distribution reinvestment plan will have their cash distributions and other distributions automatically reinvested in additional Common Shares, rather than receiving cash distributions and other distributions.

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

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there were deferred offering costs of $0.9 million and $1.2 million, respectively, on the Company’s consolidated statements of assets and liabilities.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements.The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

During the three months ended March 31, 2024 and 2023, there were no tax expenses and no interest and penalties were incurred.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$304,632	98.0%	$303,812	98.0%
Preferred Equity	4,100	1.3	4,100	1.3
Equity Interest	2,039	0.7	2,035	0.7
Total	$310,771	100.0%	$309,947	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$258,829	83.3%	$259,326	83.6%
United Kingdom	31,518	10.1	30,664	9.9
Germany	15,589	5.0	15,137	4.9
Ireland	4,835	1.6	4,820	1.6
Total	$310,771	100.0%	$309,947	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	48,379	15.7	48,014	15.5
Wholesale	30,878	10.0	29,544	9.5
Healthcare & Pharmaceuticals	26,182	8.4	26,362	8.5
Hotel, Gaming & Leisure	21,273	6.8	21,731	7.0
Transportation: Cargo	17,259	5.7	17,775	5.7
Chemicals, Plastics & Rubber	17,555	5.7	17,237	5.6
Capital Equipment	16,484	5.3	16,772	5.4
Consumer goods: Non-durable	14,913	4.8	14,901	4.8
Media: Publishing	15,951	5.1	14,886	4.8
Aerospace & Defense	13,654	4.4	13,919	4.5
Beverage, Food & Tobacco	11,963	3.8	11,963	3.9
Services: Business	10,997	3.5	11,030	3.6
Containers, Packaging, & Glass	10,302	3.3	10,293	3.3
Automotive	9,783	3.1	9,875	3.2
Consumer goods: Durable	8,893	2.9	8,893	2.9
FIRE: Finance(1)	8,377	2.7	8,416	2.7
Environmental Industries	7,528	2.4	7,589	2.4
Construction & Building	6,962	2.2	7,299	2.4
FIRE: Insurance(1)	4,760	1.5	4,720	1.5
Media: Diversified & Production	2,938	0.9	2,978	1.0
Forest Products & Paper	1,903	0.6	1,959	0.6
Services: Consumer	1,953	0.6	1,937	0.6
Retail	1,884	0.6	1,854	0.6
Total	$310,771	100.0%	$309,947	100.0%

(1)
Finance, Insurance, and Real Estate (“FIRE”).

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Wholesale	$27,337	14.1%	$26,021	13.5%
High Tech Industries	23,618	12.2	23,704	12.3
Healthcare & Pharmaceuticals	23,404	12.1	23,432	12.2
Hotel, Gaming & Leisure	19,211	10.0	19,694	10.2
Transportation: Cargo	17,293	9.0	17,820	9.2
Media: Publishing	15,944	8.3	15,218	7.9
Capital Equipment	14,521	7.5	14,813	7.7
Aerospace & Defense	14,115	7.3	14,399	7.5
Chemicals, Plastics & Rubber	11,682	6.1	11,442	5.9
Automotive	9,802	5.1	9,900	5.1
Environmental Industries	7,486	3.9	7,625	4.0
Construction & Building	4,353	2.3	4,721	2.4
FIRE: Finance(1)	3,965	2.1	3,965	2.1
Total	$192,731	100.0%	$192,754	100.0%

(1)
Finance, Insurance, and Real Estate (“FIRE”).

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$-	$44,432	$259,380	$-	$303,812
Preferred Equity	-	-	4,100	-	4,100
Equity Interest	-	-	2,035	-	2,035
Total Investments	$-	$44,432	$265,515	$-	$309,947
Cash equivalents	$2,800	$-	$-	$-	$2,800
Forward currency exchange contracts asset	$-	$112	$-	$-	$112

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024:

	First Lien
	Senior
	Secured	Equity	Preferred	Total
	Loans	Interests	Equity	Investments
Balance as of January 1, 2024	$188,789	$90	$3,875	$192,754
Purchases of investments and other adjustments to cost	85,945	1,949	225	88,119
Paid-in-kind interest income	14	-	-	14
Net accretion of discounts (amortization of premiums)	283	-	-	283
Principal repayments and sales of investments	(14,692)	-	-	(14,692)
Net change in unrealized appreciation on investments	(981)	(4)	-	(985)
Net realized gain on investments	22	-	-	22
Balance as of March 31, 2024	$259,380	$2,035	$4,100	$265,515
Change in unrealized appreciation attributable to investments still held at March 31, 2024	$(981)	$-	$-	$(981)

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2024, there were no transfers between levels.

As of March 31, 2023, the Company had no investments.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2024 were as follows:

	March 31, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$198,504	Discounted cash flows	Comparative Yields	9.0%	—	15.1%	(11.1%)
Total investments	$198,504

(1)
Included within the Level 3 assets of $265,515 is an amount of $67,011 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
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

The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value.

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2024	December 31, 2023
GS Revolving Credit Facility	3	$150,721	$97,989
SMBC Revolving Credit Facility	3	13,500	2,000
Total Debt		$164,221	$99,989

Note 5. Agreements and Related Party Transactions

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

For the three months ended March 31, 2024 and 2023, management fee was $0.5 million and $0.0 million, respectively. For the three months ended March 31, 2024 and 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of March 31, 2024 and December 31, 2023, $0.7 million and $0.1 million remained payable related to the base management fee accrued in base management fee payable on the consolidated statement of assets and liabilities.

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
•
100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which we refer to as the “Catch-Up Amount,” determined as the sum of 2.0588% multiplied by the Company's net asset value (“NAV”)at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-Up Amount” is meant to provide the Advisor an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters reaches the Catch-Up Amount in respect of the relevant Trailing Twelve Quarters; and
•
15% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-Up Amount.

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

For the three months ended March 31, 2024, the Company incurred $0.7 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statement of operations. The Advisor has voluntarily waived $0.0 million of the income incentive fees earned by the Advisor during the three months ended March 31, 2024. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods. For the three months ended March 31, 2023, the Company did not incur any incentive fees on net investment income.

As of March 31, 2024 and December 31, 2023, there was $0.9 million and $0.1 million related to income incentive fee accrued in incentive fee payable on the consolidated statement of assets and liabilities.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of March 31, 2024 and 2023.

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

For the three months ended March 31, 2024 and 2023, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with BCPC Advisors, LP (in such capacity, the “Administrator”), as of September 28, 2023, pursuant to which the Administrator provides the administrative services necessary for us to operate, and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act of 2002, as amended, (“Sarbanes-Oxley Act”) internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board.

The Company incurred $0.0 million related to the Administrator for the three months ended March 31, 2024. The Company did not incur any expenses related to the Administrator or to BCSF Advisors, LP (in its former capacity as the Company’s administrator) for the three months ended March 31, 2023. As of March 31, 2024, there were $0.0 million payables related to the Administrator or to BCSF Advisors, LP. As of December 31, 2023, there was no payable related to the Administrator or to BCSF Advisors, LP.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.1 million expenses related to the sub-administrator for the three months ended March 31, 2024. The Company did not incur any expenses related to the sub-administrator for the three months ended March 31, 2023. The Administrator or BCSF Advisors, LP will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of March 31, 2024 and December 31, 2023, the Advisor and/or its affiliate held 3,480,000 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate Investments

Investments during the three months ended March 31, 2024, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of March 31, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$90	$-	$-	$-	$-	$90	$-	$-
Legacy Corporate Lending HoldCo, LLC Preferred Equity	3,875	225	-	-	-	4,100	-	-
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	-	-	-	-	-	-	-	-
Total Non-Controlled/Affiliate investment	$3,965	$225	$-	$-	$-	$4,190	$-	$-
Total	$3,965	$225	$-	$-	$-	$4,190	$-	$-

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

We will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the offering of the Company’s Common Shares on which, in the aggregate, underwriting compensation from all sources in connection with the offering of the Company’s Common Shares, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering

For the three months ended March 31, 2024 and 2023, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

Deferred Offering Costs and Other Expenses

The following table shows the expenses paid by a related party of the Advisor for the three months ended March 31, 2024 and 2023 and will be reimbursed by the Company. This payable is included as a "Payable to affiliate" on the consolidated statement of assets and liabilities.

	For the Three Months Ended March 31,
	2024	2023
Deferred offering costs	$-	$147
Organization expenses	-	385
Professional fees and operating expenses	-	228
Trustee fees	-	108

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

Expense Support and Conditional Reimbursement Agreement

On September 28, 2023, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor (i) has agreed to pay, on a monthly basis, a portion of the Company’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Company’s NAV (each such payment, a “Required Expense Payment”), and (ii) may elect to pay an additional portion of the Company’s expenses from time to time, provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company, (each such payment, a “Voluntary Expense Payment”), which the Company will be obligated to reimburse to the Advisor at a later date if certain conditions are met.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s NAV. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Advisor has waived its right to receive such payment for the applicable month.

The following table presents a summary of all expenses supported and recouped by the Advisor for the three months ended March 31, 2024:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2024	$227	$-	$227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
	$737	$-	$737

The following table presents a summary of all expenses supported and recouped by the Advisor for the year ended December 31, 2023:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$-	$1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	-	295	December 31, 2026	9.04%	3.17%
	$2,289	$-	$2,289

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 183.9%. As of December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 210.3%.

The Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$175,000	$150,721	$150,721	$150,000	$97,989	$97,989
SMBC Revolving Credit Facility	50,000	13,500	13,500	50,000	2,000	2,000
Total Debt	$225,000	$164,221	$164,221	$200,000	$99,989	$99,989

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and year ended December 31, 2023 were 8.1% and 8.2%, respectively.

The combined weighted average borrowings outstanding for the three months ended March 31, 2024 and year ended December 31, 2023 were $112.7 million and $97.0 million, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$150,721	$-	$-	$150,721	$-
SMBC Revolving Credit Facility	13,500	-	-	13,500	-
Total Debt Obligations	$164,221	$-	$-	$164,221	$-

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

The maximum commitment amount under the GS Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the GS Revolving Credit Facility may be used, among other things, to fund portfolio investments by the Borrower and to make advances under delayed draw term loans and revolving loans where the Borrower is a lender. Borrowings under the GS Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.90%. The Borrower is required to utilize a minimum percentage of the commitments under the GS Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for U.S. dollar advances as described above. In addition, the Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the GS Revolving Credit Facility in excess of such minimum utilization amount, in addition to certain other fees as agreed between the Borrower and Goldman Sachs.

On March 22, 2024, the BCPC I, LLC entered into a New Commitment Request (the “New Commitment Request”) among BCPC I, LLC, as borrower, the Company, as equity holder, the lenders from time to time party thereto, Goldman Sachs Bank USA, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian.

The New Commitment Request provides for an increase in the aggregate commitments of the lenders under the Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Fund, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

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

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$2,181	$-
Unused facility fee	66	-
Amortization of deferred financing costs and upfront commitment fees	70	-
Total interest and debt financing expenses	$2,317	$-

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

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$108	$-
Unused facility fee	44	-
Amortization of deferred financing costs and upfront commitment fees	52	-
Total interest and debt financing expenses	$204	$-

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of March 31, 2024 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $0.3 million and $0.0 million for March 31, 2024 and December 31, 2023, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2024 the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $10.8 million. As of March 31, 2023, the company had no forward currency exchange contracts. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$112	$-	$112	$-	$112

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$41	$-
Net change in unrealized appreciation on forward currency exchange contracts	202	-
Total net realized and unrealized gain on forward currency exchange contracts	$243	$-

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $(0.2) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2024. As of March 31, 2023, the Company did not have any realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.2 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.1 million for the three months ended March 31, 2024. As of March 31, 2023, the company did not enter into any forward currency exchange contracts.

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	1,049,861	$26,145
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	14,390	359
Net increase (decrease)	1,064,251	$26,504

The following table presents transactions in Common Shares during the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	40,200	$1,000
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase (decrease)	40,200	$1,000

NAV Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class I Common Shares during the March 31, 2024:

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06

Distributions:

The Board authorizes and declares monthly distribution amounts per share of Class I Common Shares. The following table presents distributions that were declared and payable during the three months ended March 31, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
Total distributions declared			$0.5625	$2,902

The distributions declared during the three months ended March 31, 2024 were derived from investment company taxable income and net capital gain, if any. The company did not declare or pay any distributions during the three months ended March 31, 2023.

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

As of March 31, 2024, the Company had $40.0 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
AgroFresh Solutions - Revolver	3/31/2028	984
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	176
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,650
Blackbird Purchaser, Inc. - Revolver	12/19/2030	1,210
Chase Industries, Inc. - Revolver	5/12/2025	303
Choreo - Delayed Draw	2/18/2028	3,750
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Delayed Draw	3/18/2030	694
Discovery Senior Living - Revolver	3/18/2030	695
New Milani Group LLC - Revolver	6/6/2026	1,828
OGH Bidco Limited - Delayed Draw	6/29/2029	2,547
Pharmacy Partners - Revolver	2/28/2029	2,160
Reconomy - Delayed Draw	7/12/2029	2,647
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/2/2026	7,200
Simplicity - Revolver	12/2/2026	165
Wealth Enhancement Group (WEG) - Delayed Draw	2/2/2032	4,730
Wealth Enhancement Group (WEG) - Revolver	10/4/2027	293
Total		$40,033

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2024.

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

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2023.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024:

For the three months ended March 31,
2024
Class I
Per share data:
Net asset value at beginning of period	$24.88
Net investment income (1)	0.81
Net unrealized and realized gains (losses) (1)(2)(7)	(0.07)
Net increase in net assets resulting from operations (1)(8)	0.74
Shareholder distributions from income (3)	(0.56)
Net asset value at end of period	$25.06

Total return (4)	2.98%
Shares outstanding, end of period	5,495,496
Weighted average shares outstanding	5,152,128

Ratios/Supplemental data:
Net assets at end of period	$137,705
Ratio of net investment income to average net assets (5)(9)	10.82%
Ratio of net expenses to average net assets (5)(9)	12.60%
Portfolio turnover (6)	11.57%

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
3.
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8. Net Assets).
4.
Total return based on NAV is calculated as the change in NAV per share during the period, assuming dividends and distributions, including those distributions that have been declared.
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
9.
For the three months ended March 31, 2024, amounts are annualized except for other income, organization costs, incentive fee, and expense support received from the Advisor. For the three months ended March 31, 2024, the total operating expenses to average net assets was 13.17% for Class I, prior to expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through May 15, 2024, the date of issuance of the consolidated financial statements. Other than as noted below, there were no items which require adjustment or disclosure.

Distribution Declaration

On April 30, 2024, the Company’s Board declared net distributions of $0.1875 per Class I share, which are payable on May 31, 2024 to shareholders of record as of April 30, 2024.

Share Repurchase

On May 3, 2024, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of March 31, 2024 that will close on May 31, 2024.

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

Overview

The Company is a newly organized, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the 1940 Act. We are managed by our Advisor, a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Advisers Act. Our Advisor also provides the administrative services necessary for us to operate in the capacity as the Administrator. The Company commenced operations on November 28, 2023. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

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

Following our initial public offering, the value at which our new Common Shares may be offered, or our Common Shares may be repurchased, will be equal to our monthly NAV per share. In addition, an investment in our Common Shares has limited or no liquidity beyond our share repurchase program, and our share repurchase program can be modified, suspended or terminated at the Board’s discretion. Our Common Shares may be purchased by any investor who meets the minimum suitability requirements described under “Suitability Standards” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Purchases of our Common Shares must be fully funded at the time of subscription.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2024 and December 31, 2023, 100.0% and 100.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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
•
costs of preparing consolidated financial statements and maintaining books and records, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
•
all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., consolidated financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Advisor or its affiliates in connection with such provision of services thereby);
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator and to BCSF Advisors, LP (in its former capacity as our administrator) of $0.0 million and $0.0 million, respectively, for the three months ended March 31, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively which is included in other general and administrative expenses on the consolidated statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024, the Company's asset coverage ratio was 183.9%.

Our leverage may take the form of revolving or term loans from financial institutions, secured or unsecured bonds, securitization of portions of our investment portfolio via collateralized loan obligations or preferred shares.

Investment Decision Process

The Advisor’s investment process can be broken into five processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval, (4) Portfolio Construction and (5) Portfolio & Risk Management.

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

Portfolio Construction

Portfolio construction is largely the responsibility of the portfolio managers. The portfolio managers will construct the portfolio using a set of approved investments. While the decision to buy generally requires approval from at least the Private Credit Investment Committee, the decision to sell securities is at the sole discretion of the portfolio managers. For middle-market holdings, the path to exit an investment is discussed at credit committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle-market investments are illiquid, exits are driven primarily by a sale of the portfolio company or a refinancing of the portfolio company’s debt.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we invested $132.5 million, including PIK, in 37 portfolio companies, and had $14.8 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $117.7 million for the period. Of the $132.5 million invested during the three months ended March 31, 2024, $1.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended March 31, 2023, the Company had no portfolio investments.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$304,632	98.0%	$303,812	98.0%	11.7%	11.7%
Preferred Equity	4,100	1.3	4,100	1.3	-	-
Equity Interest	2,039	0.7	2,035	0.7	-	-
Total	$310,771	100.0%	$309,947	100.0%	11.7%	11.7%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$188,766	98.0%	$188,789	98.0%	12.2%	12.2%
Preferred Equity	3,875	2.0	3,875	2.0	-	-
Equity Interest	90	0.0	90	0.0	-	-
Total	$192,731	100.0%	$192,754	100.0%	12.2%	12.2%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2024:

As of
March 31, 2024
Number of portfolio companies	50
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	-%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	19
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	-%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$310,771	100.0%	$309,947	100.0%
Non-accrual	-	-	-	-
Total	$310,771	100.0%	$309,947	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$192,731	100.0%	$192,754	100.0%
Non-accrual	-	-	-	-
Total	$192,731	100.0%	$192,754	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024, there were no loans placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were no loans placed on non-accrual in the Company's portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$304,632	95.9%	$303,812	95.9%
Preferred Equity	4,100	1.3	4,100	1.3
Equity Interest	2,039	0.6	2,035	0.6
Cash and cash equivalents	6,408	2.0	6,408	2.0
Restricted Cash	50	0.0	50	0.0
Foreign Cash	518	0.2	504	0.2
Total	$317,747	100.0%	$316,909	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$-	-%	-	-%
2	309,947	100.0	50	100.0
3	-	-	-	-
4	-	-	-	-
Total	$309,947	100.0%	50	100.0%

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

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Total investment income	$8,253	$-
Total expenses, net of fee waivers	4,097	722
Net investment income before taxes	4,156	(722)
Less: Income taxes, including excise tax	-	-
Net investment income	4,156	(722)
Net realized gain (loss)	26	-
Net change in unrealized appreciation (depreciation)	(349)	-
Net increase in net assets resulting from operations	$3,833	$(722)

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

Investment Income

The composition of our investment income for the three months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest from investments	$7,206	$-
PIK income	14	-
Other income	1,033	-
Total investment income	$8,253	$-

Interest income from investments, which includes interests and accretion of discounts and fees, increased to $7.2 million for the three months ended March 31, 2024 from $0.0 million for the three months ended March 31, 2023, due to the Company commencing operations on November 28, 2023. Other income increased to approximately $1.0 million for the three months ended March 31, 2024 from $0.0 million for the three months ended March 31, 2023, primarily due to an increase in upfront, commitment and amendment fees earned on certain investments, due to the Company commencing operations on November 28, 2023. As of March 31, 2024, the weighted average yield of our investment portfolio was 11.7%, at amortized cost.

As of March 31, 2023, the Company had not commenced operations and did not earn any investment income during the three months ended March 31, 2023.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest and debt financing expenses	$2,521	$-
Incentive fee	733	-
Base management fee	522	-
Professional fees and operating expenses	497	228
Amortization of deferred offering costs	349	-
Trustee fees	108	108
Organization costs	104	386
Total expenses, before fee waivers	$4,834	$722
Expense support reimbursement	(737)	-
Total expenses, net of fee waivers	$4,097	$722

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $2.5 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase was driven by the Company commencing operations on November 28, 2023 and entering into the GS Revolving Credit Facility and SMBC Revolving Credit Facilities. The weighted average principal debt balance outstanding for the three months ended March 31, 2024 and 2023 was $112.7 million and $0.0 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and 2023 was 8.1%, and 0.0%, respectively.

Management Fee

Management fee (net of waivers) increased to $0.5 million for the three months ended March 31, 2024 from $0.0 million for the three months ended March 31, 2023. Management fee waived for the three months ended March 31, 2024 and 2023, was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) was $0.7 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, there were no incentive fees related to the Cap Fee. There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of December 31, 2023 and 2022.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $0.5 million for the three months ended March 31, 2024 from $0.2 million for the three months ended March 31, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party

Transactions”. Expense support increased to $0.7 million for the three months ended March 31, 2024 from $0.0 million for the three months ended March 31, 2023, as the agreement was executed on September 28, 2023.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 (dollars in thousands):

For the Three Months Ended March 31,
2024
Net realized gain on investments	$23
Net realized gain on foreign currency transactions	111
Net realized loss on foreign currency transactions	(137)
Net realized loss on foreign currency of debt	(12)
Net realized gain on forward currency exchange contracts	41
Net realized gains (losses)	$26

Change in unrealized appreciation on investments	$503
Change in unrealized depreciation on investments	(1,350)
Net change in unrealized appreciation on investments	(847)
Unrealized appreciation on foreign currency translation	(21)
Unrealized appreciation on forward currency exchange contracts	202
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	181
Unrealized appreciation on foreign currency translation on debt	317
Net change in unrealized appreciation	$(349)

For the three months ended March 31, 2024, we had net realized gains (losses) on investments of $0.0 million. For the three months ended March 31, 2024, we had net realized gains (losses) on foreign currency transactions of $0.0 million. For the three months ended March 31, 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million, primarily as a result of settling EUR forward contracts.
For the three months ended March 31, 2024, we had $0.5 million in unrealized appreciation on 22 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 40 portfolio company investments. Unrealized depreciation for the three months ended March 31, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the three months ended March 31, 2024, unrealized appreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized appreciation on foreign currency translation was primarily due to FX translation on foreign denominated debt in the Goldman Sachs Facility.

For the three months ended March 31, 2023, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2024 (dollars in thousands):

For the Three Months Ended March 31,
2024
Net realized loss on foreign currency of debt	$(12)
Net realized gain (loss) on foreign currency transactions	(26)
Net realized gain (loss) on forward currency exchange contracts	41
Net change in unrealized appreciation on investments due to foreign currency	(450)
Net change in unrealized appreciation on debt foreign currency translation	(21)
Net change in unrealized appreciation on forward currency exchange contracts	202
Net change in unrealized appreciation on debt foreign currency translation	317
Foreign currency impact to net increase in net assets resulting from operations	$51

Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.2 million, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.1 million for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company had no realized or unrealized gains and losses on foreign currency net of forward currency exchange contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $3.8 million, and $(0.7) million, respectively. Based on the weighted average Common Shares outstanding for the three months ended March 31, 2024, our per share net increase in net assets resulting from operations was $0.74. Based on the weighted average Common Shares outstanding for the three months ended March 31, 2023, our per share net increase in net assets resulting from operations was not meaningful.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2024 and December 31, 2023, the Company had $164.2 million and $100.0 million outstanding senior securities, respectively.

At March 31, 2024 and December 31, 2023, we had $7.0 million and $19.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2024, we had approximately $36.5 million of availability on our SMBC Revolving Credit Facility and $24.3 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023, we had approximately $48.0 million of availability on our SMBC Revolving Credit Facility and $52.0 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $12.3 million. During the three months ended March 31, 2024, we used $99.9 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $136.5 million, which was offset by proceeds from principal payments and sales of investments of $33.5 million and a net increase in assets resulting from operations of $3.8 million.

During the three months ended March 31, 2024, we provided $87.6 million for financing activities, primarily due to borrowings on the GS Revolving Credit Facility and SMBC Revolving Credit Facility, proceeds from issuance of Common Shares and distributions paid to shareholders.

Equity

As of November 28, 2023, the Company had satisfied the minimum offering requirement, and the Company’s Board of Trustees authorized the release of proceeds from escrow. As of such date, the Company issued and sold 4,027,980 shares (consisting entirely of Class I shares; no Class S or Class D shares were issued or sold as of such date) and the escrow agent released net proceeds to the Company as payment for shares.

As of December 31, 2023, the Company had 4,431,245 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of March 31, 2024, the Company had 5,495,496 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$175,000	$150,721	$150,721	$150,000	$97,989	$97,989
SMBC Revolving Credit Facility	50,000	13,500	13,500	50,000	2,000	2,000
Total Debt	$225,000	$164,221	$164,221	$200,000	$99,989	$99,989

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

The maximum commitment amount under the GS Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the GS Revolving Credit Facility may be used, among other things, to fund portfolio investments by the Borrower and to make advances under delayed draw term loans and revolving loans where the Borrower is a lender. Borrowings under the GS Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.90%. The Borrower is required to utilize a minimum percentage of the commitments under the GS Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for U.S. dollar advances as described above. In addition, the Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the GS Revolving Credit Facility in excess of such minimum utilization amount, in addition to certain other fees as agreed between the Borrower and Goldman Sachs.

On March 22, 2024, the BCPC I, LLC entered into a New Commitment Request (the “New Commitment Request”) among BCPC I, LLC, as borrower, the Company, as equity holder, the lenders from time to time party thereto, Goldman Sachs Bank USA, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian.

The New Commitment Request provides for an increase in the aggregate commitments of the lenders under the Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Fund, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.The period during which the Borrower may make borrowings under the GS Revolving Credit Facility expires on November 29, 2026, and the GS Revolving Credit Facility will mature and all amounts outstanding must be repaid by November 29,

2028.

The GS Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, Goldman Sachs may declare the outstanding advances and all other obligations under the GS Revolving Credit Facility immediately due and payable. The Borrower’s obligations under the GS Revolving Credit Facility are secured by a first priority security interest in all of the Borrower’s portfolio investments and cash.

As of March 31, 2024, there were $150.7 million in borrowings under the GS Revolving Credit Facility.

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

As of March 31, 2024, there were $13.5 million in borrowings under the SMBC Revolving Credit Facility.

Distribution Policy

The following table summarizes distributions declared during the three months ended March 31, 2024, (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
Total distributions declared			$0.5625	$2,902

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$0.56	$2,902
Net realized gains	-	-	-	-	-	-
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$0.56	$2,902

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

For the three months ended March 31, 2023, the Company did not declare or pay any distributions.

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

Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then-current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

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

The following table further summarizes the share repurchases completed during the three months ended March 31, 2024:

Percentage of
	Outstanding Sahres		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase(1)	Pricing Date	(all classes)	(all classes)	Purchased(1)
Febuary 29, 2024	5.00%	March 31, 2024	$-	-	0.00%

1.
Percentage is based on total shares as of the close of the previous calendar quarter.

There were no share repurchases made during the three months ended March 31, 2024 and 2023.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had $40.0 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
AgroFresh Solutions - Revolver	3/31/2028	984
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	176
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,650
Blackbird Purchaser, Inc. - Revolver	12/19/2030	1,210
Chase Industries, Inc. - Revolver	5/12/2025	303
Choreo - Delayed Draw	2/18/2028	3,750
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Delayed Draw	3/18/2030	694
Discovery Senior Living - Revolver	3/18/2030	695
New Milani Group LLC - Revolver	6/6/2026	1,828
OGH Bidco Limited - Delayed Draw	6/29/2029	2,547
Pharmacy Partners - Revolver	2/28/2029	2,160
Reconomy - Delayed Draw	7/12/2029	2,647
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/2/2026	7,200
Simplicity - Revolver	12/2/2026	165
Wealth Enhancement Group (WEG) - Delayed Draw	2/2/2032	4,730
Wealth Enhancement Group (WEG) - Revolver	10/4/2027	293
Total		$40,033

1.
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
2.
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2024.

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
2.
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2023.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and the Administration Agreement.

In addition to the aforementioned agreements, we, our Advisor and certain of our Advisor’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 5. Agreements and Related Party Transactions” to the consolidated financial statements.

Recent Developments

Distribution Declaration

On April 30, 2024, the Company’s Board declared net distributions of $0.1875 per Class I share, which are payable on May 31, 2024 to shareholders of record as of April 30, 2024.

Share Repurchase

On May 3, 2024, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of March 31, 2024 that will close on May 31, 2024.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP. The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the FASB ASC Topic 946 — Financial Services — Investment Companies. Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$150,721	$-	$-	$150,721	$-
SMBC Revolving Credit Facility	13,500	-	-	13,500	-
Total Debt Obligations	$164,221	$-	$-	$164,221	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Advisor as our valuation designee, subject to the Board’s oversight, using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Assuming that the statement of financial condition as of March 31, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(2,958)	$(1,644)	$(1,117)
Down 200 basis points	(5,916)	(3,288)	(2,234)
Down 300 basis points	(8,869)	(4,932)	(3,346)
Up 100 basis points	2,958	1,644	1,117
Up 200 basis points	5,916	3,288	2,234
Up 300 basis points	8,874	4,932	3,351

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2024, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than the shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities.

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2024 (dollars in thousands):

Percentage of
	Outstanding Sahres		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase(1)	Pricing Date	(all classes)	(all classes)	Purchased(1)
Febuary 29, 2024	5.00%	March 31, 2024	$-	-	0.00%

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1

Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(4) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on April 30, 2024).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on April 30, 2024).

10.1

Form of Subscription Agreement (incorporated by reference to Appendix A to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on April 30, 2024).

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

10.13

Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-K (File No. 814-01474) filed on March 27, 2024).

10.14

Revolving Credit Agreement, dated as of November 29, 2023, by and among the Company as Equity Holder, BCPC I, LLC as Borrower, with Goldman Sachs Bank USA, as Syndication Agent and Administrative Agent, and Computershare

Exhibit Number	Description of Document

Trust Company, N.A., as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10-K (File No. 814-01474) filed on March 27, 2024).

10.15

New Commitment Request dated March 22, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on March 27, 2024).

14	Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

24.1	Powers of Attorney (incorporated by reference to Exhibit (n)(2) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on April 30, 2024).

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: May 15, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 15, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer