Form 10-Q
period 2024-06-30
Bain Capital Private Credit
filed 2024-08-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 14, 2024 were 0, 0 and 9,787,821 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value:
Non controlled/non affiliate investment (amortized cost of $344,526 and $188,766, respectively)	$344,539	$188,789
Non-controlled/affiliate investment (amortized cost of $4,200 and $3,965, respectively)	4,200	3,965

Cash and cash equivalents	5,527	19,031
Foreign cash (cost of $73 and $211, respectively)	66	213
Collateral on forward currency exchange contracts	267	-
Restricted cash and cash equivalents	50	50
Receivable for investments sold	4,043	4,152
Interest receivable on investments	3,975	3,744
Deferred financing costs (net of accumulated amortization of $281 and $26, respectively)	2,451	2,410
Prepaid insurance	718	140
Deferred offering cost	587	1,214
Unrealized appreciation on forward currency exchange contracts	257	-
Other receivables	-	32
Total Assets	$366,680	$223,740

Liabilities
Debt	194,759	99,989
Interest expense payable	2,046	752
Payable for investments purchased	1,992	4,352
Incentive fee payable	1,668	148
Base management fee payable	1,294	132
Distributions payable	1,206	2,201
Accrued expenses and other liabilities	349	386
Due to affiliate	-	5,420
Unrealized depreciation on forward currency exchange contracts	-	90
Total Liabilities	203,314	113,470

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (6,432,555 and 4,431,245 shares issued and outstanding, respectively)	64	44
Paid-in-capital in excess of par value	159,964	109,988
Accumulated distributable earnings	3,338	238
Total Net Assets	163,366	110,270
Total Liabilities and Total Net Assets	$366,680	$223,740

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	June 30, 2024 (Unaudited)	December 31, 2023
Net Asset Value Per Share
Class I Shares:
Net assets	$163,366	$110,270
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	6,432,555	4,431,245
Net asset value per share	$25.40	$24.88

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$9,489	$-	$16,695	$-
PIK income	14	-	28	-
Other income	636	-	1,669	-
Total interest income from non-controlled/non-affiliate investments	10,139	-	18,392	-

Expenses
Interest and debt financing expenses	$3,886	$-	$6,407	$-
Incentive fee	787	-	1,520	-
Base management fee	640	-	1,162	-
Professional fees and operating expenses	583	181	1,080	409
Amortization of deferred offering costs	349	-	698	-
Organization costs	115	88	219	473
Trustee fees	108	108	216	216
Total Expenses Before Fee Waivers	6,468	377	11,302	1,098
Expense support	(822)	-	(1,559)	-
Total Expenses, Net of Fee Waivers	5,646	377	9,743	1,098
Net Investment Income (Loss) Before Taxes	4,493	(377)	8,649	(1,098)
Income taxes, including excise taxes	46	-	46	-
Net Investment Income (Loss)	4,447	(377)	8,603	(1,098)

Net Realized and Unrealized Gains (Losses)
Net realized gain on non-controlled/non-affiliate investments	118	-	141	-
Net realized loss on foreign currency transactions	(1)	-	(27)	-
Net realized loss on foreign currency of debt	-	-	(12)	-
Net realized gain on forward currency exchange contracts	-	-	41	-
Net change in unrealized appreciation on foreign currency translation	12	-	(9)	-
Net change in unrealized appreciation on foreign currency translation on debt	12	-	329	-
Net change in unrealized appreciation on forward currency exchange contracts	145	-	347	-
Net change in unrealized appreciation on non-controlled/non-affiliate investments	837	-	(10)	-
Total Net Gains	1,123	-	800	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,570	$(377)	$9,403	$(1,098)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023	2024	2023
Operations
Net investment income (loss)	$4,447	$(377)	$8,603	$(1,098)
Net realized gains	117	-	143	-
Net change in unrealized appreciation	1,006	-	657	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,570	$(377)	$9,403	$(1,098)

Distributions to Shareholders
Class I	(3,401)	-	(6,303)	-
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(3,401)	$-	$(6,303)	$-

Capital Share Transactions
Class I:
Proceeds from shares sold	$22,855	$-	$49,000	$1,000
Distributions reinvested	637	-	996	-
Net Increase from Capital Share Transactions	$23,492	$-	$49,996	$1,000

Net Assets
Total increase (decrease) in net assets during the period	25,661	(377)	53,096	(98)
Net Assets, beginning of period	137,705	(810)	110,270	(1,089)
Net Assets at End of Period	$163,366	$(1,187)	$163,366	$(1,187)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$9,403	$(1,098)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(191,238)	(646)
Proceeds from principal payments and sales of investments	33,921	-
Increase in investments due to PIK	(28)	-
Accretion of discounts and amortization of premiums	(760)	-
Amortization of deferred financing costs and debt issuance costs	256	-
Amortization of deferred offering costs	698	-
Net realized (gain) loss from investments	(141)	-
Net realized (gain) loss on foreign currency transactions	27	-
Net realized (gain) loss on foreign currency of debt	12	-
Net change in unrealized appreciation on investments	10	-
Net change in unrealized appreciation on foreign currency translation	9	-
Net change in unrealized appreciation on foreign currency translation on debt	(329)	-
Net change in unrealized appreciation on forward currency exchange contracts	(347)	-
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(267)	-
Interest receivable on investments	(231)	-
Deferred offering cost	-	(336)
Prepaid insurance	(578)	23
Due to affiliate	(5,420)	1,364
Interest expense payable	1,294	-
Incentive fee payable	1,520	-
Accrued expenses and other liabilities	(37)	52
Base management fee payable	1,162	-
Net Cash Used in Operating Activities	(151,064)	(641)

Cash Flows From Financing Activities
Borrowings on debt	166,100	-
Repayments of debt	(71,013)	-
Payments of financing costs	(297)	-
Increase in subscriptions received in advance	-	2,000
Payments of offering costs	(71)	-
Proceeds from issuance of Common Shares	49,000	1,000
Shareholder distributions paid	(6,270)	-
Net Cash Provided by Financing Activities	137,449	3,000

Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	(13,615)	2,359
Effect of foreign currency exchange rates	(36)	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	19,294	5
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$5,643	$2,364

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$4,857	$-
Reinvestment of dividends during the period	996	-

Cash	$5,527	$364
Restricted cash	50	-
Foreign cash	66	-
Cash held in escrow	-	2,000
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$5,643	$2,364

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non Controlled/Non Affiliate Investments

Aerospace & Defense
Saturn Purchaser Corp. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	10.69%	7/23/2029	$13,739	$13,491	$13,738
Aerospace & Defense Total							13,491	13,738	8.4%

Automotive
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	10.44%	11/1/2028	$9,850	9,762	9,849
Automotive Total							9,762	9,849	6.0%

Banking, Finance, Insurance & Real Estate
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—	30	3,000	3,000
Sikich (10)(12)(17)	Warrants	—	—	—	—	5	-	-
Sikich (10)(12)(17)	Warrants	—	—	—	—	2	-	-
Banking, Finance, Insurance & Real Estate Total							3,000	3,000	1.8%

Beverage, Food & Tobacco
AgroFresh Solutions (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	11.69%	3/31/2028	$1,868	1,836	1,847
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	11.69%	3/31/2029	$11,182	10,996	11,069
Beverage, Food & Tobacco Total							12,832	12,916	7.9%

Capital Equipment
DiversiTech (14)	First Lien Senior Secured Loan	SOFR	4.01%	9.35%	12/22/2028	$1,990	1,983	1,999
Ergotron Acquisition LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.85%	11.20%	7/6/2028	$14,738	14,480	14,738
Capital Equipment Total							16,463	16,737	10.2%

Chemicals, Plastics & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	6/6/2029	$6,260	6,167	6,166
Duraco (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2029	$-	(13)	(10)
INEOS Quattro (6)(21)	First Lien Senior Secured Loan	SOFR	3.85%	9.19%	3/14/2030	$1,990	1,978	1,990
Prince/Ferro (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.71%	4/23/2029	$1,990	1,916	1,947
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.90%	11.22%	12/22/2027	$11,766	11,640	11,207
Chemicals, Plastics & Rubber Total							21,688	21,300	13.1%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	4.40% (1.25% PIK)	10.98%	5/12/2025	$4,663	4,267	4,406
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40% (1.25% PIK)	10.98%	5/12/2025	$487	443	460
Chase Industries, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	10.98%	5/12/2025	$470	399	425
Usic Holdings, Inc. (13)(19)	First Lien Senior Secured Loan	SOFR	3.76%	9.10%	5/12/2028	$1,995	1,966	1,931
Construction & Building Total							7,075	7,222	4.4%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Consumer goods: Durable
New Milani Group LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	6/6/2026	$8,414	$8,414	$8,414
New Milani Group LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.94%	6/6/2026	$400	400	400
Consumer goods: Durable Total							8,814	8,814	5.4%

Consumer goods: Non-durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	12.23%	1/24/2028	$4,136	4,099	4,116
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$-	(54)	-
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	11.33%	2/21/2031	$10,973	10,816	10,973
Consumer goods: Non-durable Total							14,861	15,089	9.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.44%	12/29/2027	$87	78	85
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	11.59%	12/29/2027	$10,609	10,276	10,503
Containers, Packaging & Glass Total							10,354	10,588	6.5%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.72%	7/12/2029	€937	1,019	1,004
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.45%	7/12/2029	£2,324	2,924	2,937
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.72%	7/12/2029	£2,499	3,103	3,077
Reconomy (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.45%	7/12/2029	£1,168	1,453	1,477
Environmental Industries Total							8,499	8,495	5.2%

FIRE: Finance
Choreo (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$-	-	-
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	10.59%	2/18/2028	$1,247	1,247	1,247
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.11%	8.46%	3/20/2028	$2,985	2,968	2,987
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/4/2027	$-	(4)	-
Wealth Enhancement Group (WEG) (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.83%	10/4/2027	$749	718	749
FIRE: Finance Total							4,929	4,983	3.1%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.49%	8.93%	2/15/2027	$1,971	$1,967	$1,973
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	9.44%	8/19/2028	$1,990	1,971	1,971
PCF (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.83%	11/1/2028	$868	868	868
Simplicity (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.33%	12/2/2026	$796	796	796
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$-	(3)	-
FIRE: Insurance Total							5,599	5,608	3.4%

Forest Products & Paper
Multi-Color Corp (13)(14)	First Lien Senior Secured Loan	SOFR	5.10%	10.44%	10/29/2028	$1,995	1,903	1,968
Forest Products & Paper Total							1,903	1,968	1.2%

Healthcare & Pharmaceuticals
AEG Vision (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/27/2026	$-	(32)	-
AEG Vision (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/27/2026	$-	(32)	-
AEG Vision (13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.90%	11.23%	3/27/2026	$15,000	14,789	15,000
Apollo Intelligence (13)(19)(17)	First Lien Senior Secured Loan	SOFR	5.75%	11.07%	5/31/2028	$13,580	13,495	13,580
Apollo Intelligence (5)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$-	-	-
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$-	(25)	-
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	2/28/2029	$9,815	9,701	9,815
Beacon Specialized Living (17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	11.08%	3/25/2028	$4,326	4,283	4,283
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$-	-	-
Beacon Specialized Living (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$-	(59)	(60)
Healthcare & Pharmaceuticals Total							42,120	42,618	26.2%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	10.45%	6/28/2029	£6,481	8,045	8,193
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.84%	4/9/2030	$3,520	3,486	3,485
E-Tech Group (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$-	(7)	(7)
Gainwell Technologies (13)(19)	First Lien Senior Secured Loan	SOFR	4.10%	9.43%	10/1/2027	$2,985	2,924	2,899
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	8.32%	8/31/2028	$1,990	1,983	1,995
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	974
SensorTower (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$-	(7)	(7)
SensorTower (13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	12.84%	3/15/2029	$14,214	14,014	14,037
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	7.00%	10.79%	2/22/2031	€3,600	3,861	3,838
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	900	975	973
Solifi (10)(15)(17)	Preferred Equity	—	14.50% PIK	14.50%	—	15	14,700	14,700
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.82%	5/14/2029	$5,373	5,325	5,225
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.00%	5/14/2029	€7,627	8,296	7,948
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$2,000	1,982	1,945
High Tech Industries Total							66,551	66,198	40.6%
See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Hotel, Gaming & Leisure
Concert Golf Partners Holdco (13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.85%	10.23%	4/1/2030	$8,808	$8,648	$8,808
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	10.13%	4/1/2030	$1,000	982	1,000
Pyramid Global Hospitality (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	1/19/2028	$9,875	9,621	9,875
Hotel, Gaming & Leisure Total							19,251	19,683	12.0%

Media: Diversified & Production
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.59%	5/3/2028	$2,985	2,934	2,986
Media: Diversified & Production Total							2,934	2,986	1.8%

Media: Publishing
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£8,100	10,192	9,624
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.50%	11.81%	9/2/2029	$3,750	4,364	4,119
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.69%	6/29/2029	£1,134	1,404	1,195
Media: Publishing Total							15,960	14,938	9.1%

Retail
PETCO (6)(13)(19)	First Lien Senior Secured Loan	SOFR	3.51%	8.85%	3/3/2028	$2,000	1,891	1,849
Retail Total							1,891	1,849	1.1%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Services: Business
Allbridge, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	6/5/2030	$5,000	4,963	4,963
Allbridge, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$-	-	-
Allbridge, LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$-	-	-
Cube (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$-	-	-
Cube (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$-	-	-
Cube (5)(17)(21)	First Lien Senior Secured Loan	—	—	—	2/20/2025	$-	-	-
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.09%	3/18/2030	$833	828	828
Discovery Senior Living (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030	$-	(20)	(17)
Discovery Senior Living (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$-	(8)	(3)
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	3/18/2030	$4,988	4,931	4,963
Services: Business Total							10,694	10,734	6.6%

Services: Consumer
Ancestry.com Inc. (14)	First Lien Senior Secured Loan	SOFR	3.25%	8.69%	12/6/2027	$763	748	731
JHCC Holdings, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/9/2027	-	(23)	-
Services: Consumer Total							725	731	0.4%

Transportation: Cargo
Gulf Winds International (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.60%	12.94%	12/16/2028	$9,850	9,589	9,850
RoadOne (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	11.59%	12/29/2028	$7,880	7,671	7,880
Transportation: Cargo Total							17,260	17,730	10.9%

Wholesale
Abracon Group Holding, LLC. (17)(19)	First Lien Senior Secured Loan	SOFR	6.15%	11.48%	7/6/2028	$14,738	14,481	13,153
Blackbird Purchaser, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.83%	12/19/2030	$617	617	617
Blackbird Purchaser, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2030	$-	-	-
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	12/19/2030	$3,120	3,120	3,120
SureWerx (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	12/28/2029	$9,875	9,652	9,875
Wholesale Total							27,870	26,765	16.4%
Non Controlled/Non Affiliate Investments Total							344,526	344,539	210.9%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Preferred Equity	—	—	—	—	4	$4,100	$4,100
Legacy Corporate Lending HoldCo, LLC, Class A (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	100	100
Legacy Corporate Lending HoldCo, LLC, Class B (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	-	-
FIRE: Finance Total							4,200	4,200	2.6%
Non-Controlled/Affiliate Investments Total							4,200	4,200	2.6%
Investments Total							$348,726	$348,739	213.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	5.23%	—	$4,036	4,036	4,036
Cash Equivalents Total							4,036	4,036	2.4%
Investments and Cash Equivalents Total							352,762	352,775	215.9%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (22)
USD 13,369	EUR 12,120	Bank of New York	1/22/2025	$257
				$257

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, or Prime ("Prime" or "P") and the current weighted average interest rate in effect at June 30, 2024. Certain investments are subject to a EURIBOR or SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro.

3. Percentages are based on the Company’s net assets of $163,366 as of June 30, 2024.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 15.1% of the Company’s total assets.

7. As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company, as the Company owns 5% or more of the portfolio company’s outstanding voting securities.

8. Tick mark not used

9. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $23,847 or 14.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Legacy Corporate Lending (LCL)	4/21/2023
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Solifi	5/24/2024

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non Controlled/Non Affiliate Investments
Aerospace & Defense
Saturn Purchaser Corp. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	11.01%	7/23/2029	$14,399	$14,115	$14,399
Aerospace & Defense Total							14,115	14,399	13.1%

Automotive
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	11.96%	11/1/2028	$9,900	9,802	9,900
Automotive Total							9,802	9,900	9.0%

Capital Equipment
Ergotron Acquisition LLC (13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.75%	11.21%	7/6/2028	$14,813	14,521	14,813
Capital Equipment							14,521	14,813	13.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$11,826	11,682	11,442
Chemicals, Plastics & Rubber Total							11,682	11,442	10.4%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$4,654	4,037	4,328
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$486	422	450
Chase Industries, Inc. (4)(5)(17)(18)	First Lien Senior Secured Loan	—	—	—	5/12/2025	—	(106)	(57)
Construction & Building Total							4,353	4,721	4.3%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.93%	6/25/2029	€937	1,018	1,035
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£2,324	2,922	2,962
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£2,499	3,102	3,150
Reconomy (5)(6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£375	444	478
Environmental Industries Total							7,486	7,625	6.9%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Healthcare & Pharmaceuticals
CPS Group Holdings, Inc. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	10.75%	3/3/2025	$9,857	9,851	9,857
Apollo Intelligence (13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	6/1/2028	$13,649	13,553	13,581
Apollo Intelligence (4)(5)(13)(17)(19)	First Lien Senior Secured Loan	—	—	—	6/1/2028	—	—	(6)
Healthcare & Pharmaceuticals Total							23,404	23,432	21.2%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029	£6,481	8,032	8,262
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$5,373	5,319	5,252
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029	€7,627	8,287	8,235
Utimaco (6)(17)(21)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$2,000	1,980	1,955
High Tech Industries Total							23,618	23,704	21.5%

Hotel, Gaming & Leisure
Concert Golf Partners Holdco (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	3/30/2029	$8,853	8,680	8,853
Concert Golf Partners Holdco (5)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	4/2/2029	$916	896	916
Pyramid Global Hospitality (13)(17)(18)	First Lien Senior Secured Loan	SOFR	8.00%	13.41%	1/19/2027	$9,925	9,635	9,925
Hotel, Gaming & Leisure Total							19,211	19,694	17.9%

Media: Publishing
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£8,100	10,183	9,809
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.80%	9/2/2029	£3,750	4,360	4,164
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£1,134	1,401	1,245
Media: Publishing Total							15,944	15,218	13.7%

Transportation: Cargo
Gulf Winds International (13)(17)(21)	First Lien Senior Secured Loan	SOFR	7.10%	12.46%	12/16/2028	$9,900	9,606	9,900
RoadOne (13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$7,920	7,687	7,920
Transportation: Cargo Total							17,293	17,820	16.2%

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 as amended (the “1940 Act”). As of June 30, 2024 the Company has the authority to issue unlimited shares of all classes of Common Shares, par value $0.01 per share.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies ("ASC 946"). The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Company's Board of Trustees (the "Board"). The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loans on non-accrual.

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

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s consolidated statements of operations. As of June 30, 2024 and December 31, 2023, there were deferred offering costs of $0.6 million and $1.2 million, respectively, on the Company’s consolidated statements of assets and liabilities.

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

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation on investments, respectively, on the consolidated statements of operations.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

For the three months ended June 30, 2024 and 2023, tax expense was $0.0 million and $0.0 million, respectively. For the six months ended June 30, 2024 and 2023, tax expense was $0.0 million and $0.0 million, respectively.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$324,877	93.1%	$324,892	93.1%
Preferred Equity	21,800	6.3	21,800	6.3
Equity Interest	2,049	0.6	2,047	0.6
Total	$348,726	100.0%	$348,739	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$295,783	84.8%	$297,183	85.2%
United Kingdom	32,504	9.3	31,626	9.1
Germany	15,603	4.5	15,118	4.3
Ireland	4,836	1.4	4,812	1.4
Total	$348,726	100.0%	$348,739	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	66,551	19.1	66,198	19.0
Healthcare & Pharmaceuticals	42,120	12.1	42,618	12.2
Wholesale	27,870	8.0	26,765	7.7
Chemicals, Plastics & Rubber	21,688	6.2	21,300	6.1
Hotel, Gaming & Leisure	19,251	5.6	19,683	5.7
Transportation: Cargo	17,260	4.9	17,730	5.1
Capital Equipment	16,463	4.7	16,737	4.8
Consumer Goods: Non-durable	14,861	4.3	15,089	4.3
Media: Publishing	15,960	4.6	14,938	4.3
Aerospace & Defense	13,491	3.9	13,738	3.9
Beverage, Food & Tobacco	12,832	3.7	12,916	3.7
Services: Business	10,694	3.1	10,734	3.1
Containers, Packaging, & Glass	10,354	3.0	10,588	3.0
Automotive	9,762	2.8	9,849	2.8
FIRE: Finance(1)	9,129	2.6	9,183	2.6
Consumer Goods: Durable	8,814	2.5	8,814	2.5
Environmental Industries	8,499	2.4	8,495	2.4
Construction & Building	7,075	2.0	7,222	2.1
FIRE: Insurance(1)	5,599	1.6	5,608	1.6
Banking, Finance, Insurance & Real Estate	3,000	0.9	3,000	0.9
Media: Diversified & Production	2,934	0.8	2,986	0.9
Forest Products & Paper	1,903	0.5	1,968	0.6
Retail	1,891	0.5	1,849	0.5
Services: Consumer	725	0.2	731	0.2
Total	$348,726	100.0%	$348,739	100.0%

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

(1)
Finance, Insurance, and Real Estate (“FIRE”).
Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$-	$27,226	$297,666	$-	$324,892
Preferred Equity	-	-	21,800	-	21,800
Equity Interest	-	-	2,047	-	2,047
Total Investments	$-	$27,226	$321,513	$-	$348,739
Cash equivalents	$4,036	$-	$-	$-	$4,036
Forward currency exchange contracts asset	$-	$257	$-	$-	$257

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024:

	First Lien
	Senior
	Secured	Equity	Preferred	Total
	Loans	Interests	Equity	Investments
Balance as of January 1, 2024	$188,789	$90	$3,875	$192,754
Purchases of investments and other adjustments to cost	159,076	1,959	17,925	178,960
Paid-in-kind interest income	28	-	-	28
Net accretion of discounts (amortization of premiums)	719	-	-	719
Principal repayments and sales of investments	(51,005)	-	-	(51,005)
Net change in unrealized appreciation on investments	(108)	(2)	-	(110)
Net realized gain on investments	167	-	-	167
Balance as of June 30, 2024	$297,666	$2,047	$21,800	$321,513
Change in unrealized appreciation attributable to investments still held at June 30, 2024	$(101)	$(2)	$-	$(103)

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2024, there were no transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended December 31, 2023:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the twelve months ended December 31, 2023, there was no transfer between levels.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2024 were as follows:

	As of June 30, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$277,978	Discounted cash flows	Comparative Yields	9.2%		—	14.7%		(11.0%)
Equity Interest	1,947	Comparable company multiple	EBITDA Multiple	9.6	x	—	24.8	x	(17.2x)
Total investments	$279,925

(1)
Included within the Level 3 assets of $321,513 is an amount of $41,588 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2024. The significant unobservable inputs used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2024	December 31, 2023
GS Revolving Credit Facility	3	$156,259	$97,989
SMBC Revolving Credit Facility	3	38,500	2,000
Total Debt		$194,759	$99,989

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

For the three months ended June 30, 2024 and 2023, management fee was $0.6 million and $0.0 million, respectively. For the six months ended June 30, 2024 and 2023, management fee was $1.2 million and $0.0 million, respectively. For the three months ended June 30, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended June 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of June 30, 2024 and December 31, 2023, $1.3 million and $0.1 million remained payable related to the base management fee accrued in base management fee payable on the consolidated statement of assets and liabilities.

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

For the three months ended June 30, 2024 and 2023, the Company incurred $0.8 million and $0.0 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

For the six months ended June 30, 2024 and 2023, the Company incurred $1.5 million and $0.0 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, there was $1.7 million and $0.1 million related to income incentive fee accrued in incentive fee payable on the consolidated statement of assets and liabilities.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of June 30, 2024 and December 31, 2023.

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

For the three and six months ended June 30, 2024 and 2023, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

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

The Company incurred $0.2 million and $0.0 million related to the Administrator for the three months ended June 30, 2024 and 2023. The Company incurred $0.2 million an $0.0 million related to the Administrator or to BCSF Advisors, LP (in its former capacity as the Company’s administrator) for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, there were $0.2 million and $0.0 million remained payable related to the Administrator or to BCSF Advisors, LP.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.1 million and $0.0 million expenses related to the sub-administrator for the three months ended June 30, 2024 and 2023. The Company incurred $0.2 million and $0.0 million expenses related to the sub-administrator for the six months ended June 30, 2024 and 2023. The Administrator or BCSF Advisors, LP will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2024 and December 31, 2023, the Advisor and/or its affiliate held 3,480,000 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate Investments

Investments during the six months ended June 30, 2024, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$90	$10	$-	$-	$-	$100	$-	$-
Legacy Corporate Lending HoldCo, LLC Preferred Equity	3,875	225	-	-	-	4,100	-	-
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	-	-	-	-	-	-	-	-
Total Non-Controlled/Affiliate investment	$3,965	$235	$-	$-	$-	$4,200	$-	$-
Total	$3,965	$235	$-	$-	$-	$4,200	$-	$-

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

We will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the offering of the Company’s Common Shares on which, in the aggregate, underwriting compensation from all sources in connection with the offering of the Company’s Common Shares, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering

For the three and six months ended June 30, 2024 and 2023, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

Deferred Offering Costs and Other Expenses

The following table shows the expenses paid by a related party of the Advisor for the three months ended June 30, 2024 and 2023 and will be reimbursed by the Company. This payable is included as a "Payable to affiliate" on the consolidated statement of assets and liabilities.

	For the Three Months Ended June 30,
	2024	2023
Deferred offering costs	$-	$217
Organization expenses	-	71
Professional fees and operating expenses	-	21
Insurance fees		201

The following table shows the expenses paid by a related party of the Advisor for the six months ended June 30, 2024 and 2023, and will be reimbursed by the Company. This payable is included as a "Payable to affiliate" on the consolidated statement of assets and liabilities.

	For the Six Months Ended June 30,
	2024	2023
Deferred offering costs	$-	$303
Organization expenses	-	427
Professional fees and operating expenses	-	224
Insurance fees		201

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

The following table presents a summary of all expenses supported and recouped by the Advisor for the six months ended June 30, 2024:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2024	$227	$-	$227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	-	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	-	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	-	269	June 30, 2027	8.83%	1.73%
	$1,559	$-	$1,559

As of June 30, 2023, the Company had not commenced operations and had no expense support.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 183.9%. As of December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 210.3%.

The Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$175,000	$156,259	$156,259	$150,000	$97,989	$97,989
SMBC Revolving Credit Facility	75,000	38,500	38,500	50,000	2,000	2,000
Total Debt	$250,000	$194,759	$194,759	$200,000	$99,989	$99,989

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 were 8.1% and 8.2%, respectively.

The combined weighted average borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 were $147.1 million and $97.0 million, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$156,259	$-	$-	$156,259	$-
SMBC Revolving Credit Facility	38,500	-	-	38,500	-
Total Debt Obligations	$194,759	$-	$-	$194,759	$-

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

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$3,070	$-
Unused facility fee	33	-
Amortization of deferred financing costs and upfront commitment fees	79	-
Total interest and debt financing expenses	$3,182	$-

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$5,251	$-
Unused facility fee	99	-
Amortization of deferred financing costs and upfront commitment fees	149	-
Total interest and debt financing expenses	$5,499	$-

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

On May 24, 2024, the Company entered into a Commitment Increase Supplement (the “Joinder Agreement”), dated as of May 24, 2024, between the Company and Sumitomo Mitsui Banking Corporation, as increasing lender and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility, dated as of December 29, 2023 (as amended, supplemented, amended and restated, or otherwise modified from time to time, the “Credit Agreement”), among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility governed by the Credit Agreement from $50,000,000 to $75,000,000.

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$623	$-
Unused facility fee	26	-
Amortization of deferred financing costs and upfront commitment fees	55	-
Total interest and debt financing expenses	$704	$-

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$731	$-
Unused facility fee	70	-
Amortization of deferred financing costs and upfront commitment fees	107	-
Total interest and debt financing expenses	$908	$-

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of June 30, 2024 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $0.3 million and $0.0 million for June 30, 2024 and December 31, 2023, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $13.2 million and $11.6 million, respectively. As of June 30, 2023, the company had no forward currency exchange contracts. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency exchange contracts	$257	$-	$257	$-	$257

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2023:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$-	$(90)	$(90)	$-	$(90)

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,
	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$-	$-
Net change in unrealized appreciation on forward currency exchange contracts	145	-
Total net realized and unrealized gain on forward currency exchange contracts	$145	$-

Included in total net gains (losses) on the consolidated statements of operations were net gains (losses) of $(0.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2024. As of June 30, 2023, the Company did not have any realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.1 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.0 million for the three months ended June 30, 2024. As of June 30, 2023, the company did not enter into any forward currency exchange contracts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$41	$-
Net change in unrealized appreciation on forward currency exchange contracts	347	-
Total net realized and unrealized gain on forward currency exchange contracts	$388	$-

Included in total net gains (losses) on the consolidated statements of operations were net gains (losses) of $0.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2024. As of June 30, 2023, the Company did not have any realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.4 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.1 million for the six months ended June 30, 2024. As of June 30, 2023, the company did not enter into any forward currency exchange contracts.

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	911,345	$22,855
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	25,714	637
Net increase	937,059	$23,492

The following table presents transactions in Common Shares during the three months ended June 30, 2023:

For the Three Months Ended June 30, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	-	$-
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase (decrease)	-	$-

The following table presents transactions in Common Shares during the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	1,961,206	$49,000
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	40,104	996
Net increase (decrease)	2,001,310	$49,996

The following table presents transactions in Common Shares during the six months ended June 30, 2023:

	For the Six Months Ended June 30, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	40,000	$1,000
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase (decrease)	40,000	$1,000

NAV Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class I Common Shares during the six months ended June 30, 2024:

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40

As of June 30, 2023, the Company had not commenced operations.

Distributions:

The Board authorizes and declares monthly distribution amounts per share of Class I Common Shares. The following table presents distributions that were declared and payable during the six months ended June 30, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
Total distributions declared			$1.1250	$6,303

The distributions declared during the six months ended June 30, 2024 were derived from investment company taxable income and net capital gain, if any. The company did not declare or pay any distributions during the six months ended June 30, 2023.

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

As of June 30, 2024, the Company had $78.2 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
AEG Vision - Delayed Draw	3/27/2026	$2,500
AEG Vision - Delayed Draw	3/27/2026	2,500
AgroFresh Solutions - Revolver	3/31/2028	98
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	125
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,444
Blackbird Purchaser, Inc. - Revolver	12/19/2030	1,375
Chase Industries, Inc. - Revolver	5/12/2025	352
Choreo - Delayed Draw	2/18/2028	3,750
Cube - Delayed Draw	5/20/2031	8,650
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
Duraco - Revolver	6/6/2029	637
E-Tech Group - Revolver	4/9/2030	731
Galeria - First Lien Senior Secured Loan	4/8/2029	3,858
JHCC Holdings, LLC - Delayed Draw	9/9/2027	9,513
New Milani Group LLC - Revolver	6/6/2026	1,885
OGH Bidco Limited - Delayed Draw	6/29/2029	2,548
PCF - Delayed Draw	11/1/2028	4,382
Pharmacy Partners - Revolver	2/28/2029	2,160
Reconomy - Delayed Draw	7/12/2029	1,682
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/2/2026	7,200
Simplicity - Revolver	12/2/2026	165
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2027	3,981
Wealth Enhancement Group (WEG) - Revolver	10/4/2027	293
Total		$78,212

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2024.

As of December 31, 2023, the Company had $10.8 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Apollo Intelligence - Delayed Draw	5/31/2028	$1,188
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,375
Blackbird Purchaser, Inc. - Delayed Draw	5/11/2025	2,063
Chase Industries, Inc. - Revolver	5/11/2025	819
Concert Golf Partners Holdco - Delayed Draw	4/2/2029	89
OGH Bidco Limited - Revolver	6/29/2029	2,570
Reconomy - Revolver	6/25/2029	2,707
Total		$10,811

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024:

For the six months ended June 30,
2024
Class I
Per share data:
Net asset value at beginning of period	$24.88
Net investment income (1)	1.54
Net unrealized and realized gains (losses) (1)(2)(7)	0.11
Net increase in net assets resulting from operations (1)(8)	1.65
Shareholder distributions from income (3)	(1.13)
Net asset value at end of period	$25.40

Total return (4)	6.72%
Shares outstanding, end of period	6,432,555
Weighted average shares outstanding	5,595,809

Ratios/Supplemental data:
Net assets at end of period	$163,366
Ratio of net investment income to average net assets (5)(9)	11.32%
Ratio of net expenses to average net assets (5)(9)	13.90%
Portfolio turnover (6)	11.77%

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
9.
For the six months ended June 30, 2024, amounts are annualized except for other income, organization costs, incentive fee, excise taxes, and expense support received from the Advisor. For the six months ended June 30, 2024, the total operating expenses to average net assets was 15.02% for Class I, prior to expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

As of June 30, 2023, the Company had not commenced operations.

Note 11. Subsequent Events

Management has performed an evaluation of events subsequent to June 30, 2024 through August 14, 2024, the date of issuance of the consolidated financial statements. Other than as noted below, there were no items which require adjustment or disclosure.

Distribution Declaration

On July 17, 2024, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about August 31, 2024 to shareholders of record as of July 31, 2024.

Share Repurchase

On August 2, 2024, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of June 30, 2024 that will close on August 30, 2024.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2024 and December 31, 2023, 94.8% and 100.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator and to BCSF Advisors, LP (in its former capacity as our administrator) of $0.2 million and $0.0 million, respectively, for the six months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024, the Company's asset coverage ratio was 183.9%.

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

Portfolio and Investment Activity

During the three months ended June 30, 2024, we invested $56.4 million, including PIK, in 17 portfolio companies, and had $19.0 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $37.4 million for the period. Of the $56.4 million invested during the three months ended June 30, 2024, $0.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended June 30, 2023, we invested $0.6 million in one portfolio company.

During the six months ended June 30, 2024, we invested $188.9 million, including PIK, in 45 portfolio companies, and had $33.8 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $155.1 million for the period. Of the $188.9 million invested during the six months ended June 30, 2024, $1.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2023, we invested $0.6 million in one portfolio company.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$324,877	93.1%	$324,892	93.1%	12.1%	12.1%
Preferred Equity	21,800	6.3	21,800	6.3	14.3	14.2
Equity Interest	2,049	0.6	2,047	0.6	-	-
Total	$348,726	100.0%	$348,739	100.0%	12.3%	12.2%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2024:

As of
June 30, 2024
Number of portfolio companies	53
Percentage of debt bearing a floating rate (1)	94.8%
Percentage of debt bearing a fixed rate (1)	5.2%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	19
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	-%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$348,726	100.0%	$348,739	100.0%
Non-accrual	-	-	-	-
Total	$348,726	100.0%	$348,739	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$192,731	100.0%	$192,754	100.0%
Non-accrual	-	-	-	-
Total	$192,731	100.0%	$192,754	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, there were no loans placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were no loans placed on non-accrual in the Company's portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$324,877	91.6%	$324,892	91.6%
Preferred Equity	21,800	6.2	21,800	6.2
Equity Interest	2,049	0.6	2,047	0.6
Cash and Cash Equivalents	5,527	1.6	5,527	1.6
Restricted Cash	50	0.0	50	0.0
Foreign Cash	73	0.0	66	0.0
Total	$354,376	100.0%	$354,382	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$-	-%	-	-%
2	348,739	100.0	53	100.0
3	-	-	-	-
4	-	-	-	-
Total	$348,739	100.0%	53	100.0%

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

Results of Operations

Our operating results for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Total investment income	$10,139	$-
Total expenses, net of fee waivers	5,646	377
Net investment income before taxes	4,493	(377)
Less: Income taxes, including excise tax	46	-
Net investment income	4,447	(377)
Net realized gain	117	-
Net change in unrealized appreciation	1,006	-
Net increase in net assets resulting from operations	$5,570	$(377)

Our operating results for the six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Total investment income	$18,392	$-
Total expenses, net of fee waivers	9,743	1,098
Net investment income before taxes	8,649	(1,098)
Less: Income taxes, including excise tax	46	-
Net investment income	8,603	(1,098)
Net realized gain	143	-
Net change in unrealized appreciation	657	-
Net increase in net assets resulting from operations	$9,403	$(1,098)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Interest from investments	$9,489	$-
PIK income	14	-
Other income	636	-
Total investment income	$10,139	$-

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $9.5 million for the three months ended June 30, 2024 from $0.0 million for the three months ended June 30, 2023, due to the Company commencing operations on November 28, 2023. Other income increased to approximately $0.6 million for the three months ended June 30, 2024 from $0.0 million for the three months ended June 30, 2023, primarily due to an increase in upfront, commitment and amendment fees earned on certain investments, due to the Company commencing operations on November 28, 2023. As of June 30, 2024, the weighted average yield of our investment portfolio was 12.3%, at amortized cost.

The composition of our investment income for the six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Interest from investments	$16,695	$-
PIK income	28	-
Other income	1,669	-
Total investment income	$18,392	$-

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $16.7 million for the six months ended June 30, 2024 from $0.0 million for the six months ended June 30, 2023, due to the Company commencing operations on November 28, 2023. Other income increased to approximately $1.7 million for the six months ended June 30, 2024 from $0.0 million for the six months ended June 30, 2023, primarily due to an increase in upfront, commitment and amendment fees earned on certain investments, due to the Company commencing operations on November 28, 2023. As of June 30, 2024, the weighted average yield of our investment portfolio was 12.3%, at amortized cost.

As of June 30, 2023, the Company had not commenced operations and did not earn any investment income during the three and six months ended June 30, 2023.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Interest and debt financing expenses	$3,886	$-
Incentive fee	787	-
Base management fee	640	-
Professional fees and operating expenses	583	181
Amortization of deferred offering costs	349	-
Trustee fees	108	108
Organization costs	115	88
Total expenses, before fee waivers	$6,468	$377
Expense support reimbursement	(822)	-
Total expenses, net of fee waivers	$5,646	$377

The composition of our operating expenses for the six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Interest and debt financing expenses	$6,407	$-
Incentive fee	1,520	-
Base management fee	1,162	-
Professional fees and operating expenses	1,080	409
Amortization of deferred offering costs	698	-
Trustee fees	216	216
Organization costs	219	473
Total expenses, before fee waivers	$11,302	$1,098
Expense support reimbursement	(1,559)	-
Total expenses, net of fee waivers	$9,743	$1,098

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $3.9 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase was driven by the Company commencing operations on November 28, 2023 and entering into the GS Revolving Credit Facility and SMBC Revolving Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $6.4 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase was driven by the Company commencing operations on November 28, 2023 and entering into the GS Revolving Credit Facility and SMBC Revolving Credit Facility. The weighted average principal debt balance outstanding for the three months ended June 30, 2024 and 2023 was $181.4 million and $0.0 million, respectively. The weighted average principal debt balance outstanding for the six months ended June 30, 2024 and 2023 was $147.1 million and $0.0 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 was 8.1%, and 8.2%, respectively.

Management Fee

Management fee (net of waivers) increased to $0.6 million for the three months ended June 30, 2024 from $0.0 million for the three months ended June 30, 2023. Management fee waived for the three months ended June 30, 2024 and 2023, was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $1.2 million for the six months ended June 30, 2024 from $0.0 million for the six months ended June 30, 2023. Management fee waived for the six months ended June 30, 2024 and 2023, was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) was $0.8 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively. Incentive fee (net of waivers) was $1.5 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024 and 2023, there were no incentive fees related to the GAAP Incentive Fee. There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of June 30, 2024 and December 31, 2023.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $0.6 million for the three months ended June 30, 2024 from $0.2 million for the three months ended June 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023. Professional fees and other general and administrative expenses increased to $1.1 million for the six months ended June 30, 2024 from $0.4 million for the six months ended June 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party Transactions”. Expense support increased to $0.8 million for the three months ended June 30, 2024 from $0.0 million for the three months ended June 30, 2023, as the agreement was executed on September 28, 2023. Expense support increased to $1.6 million for the six months ended June 30, 2024 from $0.0 million for the three months ended June 30, 2023, as the agreement was executed on September 28, 2023.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2024	2023
Net realized gain on investments	$137	$-
Net realized loss on investments	(19)	-
Net realized gain on foreign currency transactions	-	-
Net realized loss on foreign currency transactions	(1)	-
Net realized loss on foreign currency of debt	-	-
Net realized gain on forward currency exchange contracts	-	-
Net realized gains (losses)	$117	$-

Change in unrealized appreciation on investments	$1,091	$-
Change in unrealized depreciation on investments	(254)	-
Net change in unrealized appreciation on investments	837	-
Unrealized appreciation on foreign currency translation	12	-
Unrealized appreciation on forward currency exchange contracts	145	-
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	157	-
Unrealized appreciation on foreign currency translation on debt	12	-
Net change in unrealized appreciation	$1,006	$-

For the three months ended June 30, 2024, we had net realized gains (losses) on investments of $0.1 million. For the three months ended June 30, 2024, we had net realized gains (losses) on foreign currency transactions of $0.0 million. For the three months ended June 30, 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million.

For the three months ended June 30, 2024, we had $1.1 million in unrealized appreciation on 39 portfolio company investments, which was offset by $0.3 million in unrealized depreciation on 45 portfolio company investments. Unrealized depreciation for the three months ended June 30, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the three months ended June 30, 2024, unrealized appreciation on forward currency exchange contracts were due to Euro forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility (as defined below).

For the three months ended June 30, 2023, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023
Net realized gain on investments	$160	$-
Net realized loss on investments	(19)	-
Net realized gain on foreign currency transactions	111
Net realized loss on foreign currency transactions	(138)	-
Net realized loss on foreign currency of debt	(12)	-
Net realized gain on forward currency exchange contracts	41	-
Net realized gains	$143	$-

Change in unrealized appreciation on investments	$1,594	$-
Change in unrealized depreciation on investments	(1,604)	-
Net change in unrealized appreciation on investments	(10)	-
Unrealized depreciation on foreign currency translation	(9)	-
Unrealized appreciation on forward currency exchange contracts	347	-
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	338	-
Unrealized appreciation on foreign currency translation on debt	329	-
Net change in unrealized appreciation	$657	$-

For the six months ended June 30, 2024, we had net realized gains (losses) on investments of $0.1 million. For the six months ended June 30, 2024, we had net realized gains (losses) on foreign currency transactions of $0.0 million. For the six months ended June 30, 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million, primarily as a result of settling Euro forward contracts.

For the six months ended June 30, 2024, we had $1.6 million in unrealized appreciation on 35 portfolio company investments, which was offset by $1.6 million in unrealized depreciation on 38 portfolio company investments. Unrealized depreciation for the six months ended June 30, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the six months ended June 30, 2024, unrealized appreciation on forward currency exchange contracts were due to Euro forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility.

For the six months ended June 30, 2023, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2024	2023
Net realized loss on foreign currency of debt	$-	$-
Net realized loss on foreign currency transactions	(1)	-
Net realized gain (loss) on forward currency exchange contracts	-	-
Net change in unrealized appreciation on investments due to foreign currency translation	(147)	-
Net change in unrealized appreciation on foreign currency translation	12	-
Net change in unrealized appreciation on forward currency exchange contracts	145	-
Net change in unrealized appreciation on debt foreign currency translation	12	-
Foreign currency impact to net increase in net assets resulting from operations	$21	$-

Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.1 million, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.0 million for the three months ended June 30, 2024.

For the three months ended June 30, 2023, the Company had no realized or unrealized gains and losses on foreign currency net of forward currency exchange contracts.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023
Net realized loss on foreign currency of debt	$(12)	$-
Net realized loss on foreign currency transactions	(27)	-
Net realized gain (loss) on forward currency exchange contracts	41	-
Net change in unrealized appreciation on investments due to foreign currency translation	(597)	-
Net change in unrealized appreciation on foreign currency translation	(9)	-
Net change in unrealized appreciation on forward currency exchange contracts	347	-
Net change in unrealized appreciation on debt due to foreign currency	329	-
Foreign currency impact to net increase in net assets resulting from operations	$72	$-

Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.4 million, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.1 million for the six months ended June 30, 2024.

For the six months ended June 30, 2023, the Company had no realized or unrealized gains and losses on foreign currency net of forward currency exchange contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $5.6 million and $(0.4) million, respectively. Based on the weighted average Common Shares outstanding for the three months ended June 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.92 and $(9.37), respectively.

For the six months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $9.4 million and $(1.1) million, respectively. Based on the weighted average Common Shares outstanding for the six months ended June 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $1.65 and $(52.36), respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2024 and December 31, 2023, the Company had $194.8 million and $100.0 million outstanding senior securities, respectively.

At June 30, 2024 and December 31, 2023, we had $5.6 million and $19.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2024, we had approximately $18.7 million of availability on our SMBC Revolving Credit Facility and $36.5 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023, we had approximately $48.0 million of availability on our SMBC Revolving Credit Facility and $52.0 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $13.7 million. During the six months ended June 30, 2024, we used $151.1 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $191.2 million, which was offset by proceeds from principal payments and sales of investments of $33.9 million and a net increase in assets resulting from operations of $9.4 million.

During the six months ended June 30, 2024, we provided $137.4 million for financing activities, primarily due to borrowings on the GS Revolving Credit Facility and SMBC Revolving Credit Facility, proceeds from issuance of Common Shares and distributions paid to shareholders.

Equity

As of November 28, 2023, the Company had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow. As of such date, the Company issued and sold 4,027,980 shares (consisting entirely of Class I shares; no Class S or Class D shares were issued or sold as of such date) and the escrow agent released net proceeds to the Company as payment for shares.

As of December 31, 2023, the Company had 4,431,245 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of June 30, 2024, the Company had 6,432,555 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$175,000	$156,259	$156,259	$150,000	$97,989	$97,989
SMBC Revolving Credit Facility	75,000	38,500	38,500	50,000	2,000	2,000
Total Debt	$250,000	$194,759	$194,759	$200,000	$99,989	$99,989

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

As of June 30, 2024, there were $156.3 million in borrowings under the GS Revolving Credit Facility.

As of June 30, 2023, the Company had no outstanding senior securities.

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

On May 24, 2024, the Company entered into a Commitment Increase Supplement (the “Joinder Agreement”), dated as of May 24, 2024, between the Company and Sumitomo Mitsui Banking Corporation, as increasing lender and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility, dated as of December 29, 2023 (as amended, supplemented, amended and restated, or otherwise modified from time to time, the “Credit Agreement”), among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility governed by the Credit Agreement from $50,000,000 to $75,000,000.

As of June 30, 2024, there were $38.5 million in borrowings under the SMBC Revolving Credit Facility.

As of June 30, 2023, the Company had no outstanding senior securities.

Distribution Policy

The following table summarizes distributions declared during the six months ended June 30, 2024, (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
Total distributions declared			$1.1250	$6,303

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$1.13	$6,303
Net realized gains	-	-	-	-	-	-
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$1.13	$6,303

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

For the six months ended June 30, 2023, the Company did not declare or pay any distributions.

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

The following table further summarizes the share repurchases completed during the six months ended June 30, 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase(1)	Pricing Date	(all classes)	(all classes)	Purchased(1)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%
May 31, 2024	5.00%	June 30, 2024	-	-	0.00%

1.
Percentage is based on total shares as of the close of the previous calendar quarter.

There were no share repurchases made during the six months ended June 30, 2024 and 2023.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had $78.2 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
AEG Vision - Delayed Draw	3/27/2026	$2,500
AEG Vision - Delayed Draw	3/27/2026	2,500
AgroFresh Solutions - Revolver	3/31/2028	98
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	125
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,444
Blackbird Purchaser, Inc. - Revolver	12/19/2030	1,375
Chase Industries, Inc. - Revolver	5/12/2025	352
Choreo - Delayed Draw	2/18/2028	3,750
Cube - Delayed Draw	5/20/2031	8,650
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
Duraco - Revolver	6/6/2029	637
E-Tech Group - Revolver	4/9/2030	731
Galeria - First Lien Senior Secured Loan	4/8/2029	3,858
JHCC Holdings, LLC - Delayed Draw	9/9/2027	9,513
New Milani Group LLC - Revolver	6/6/2026	1,885
OGH Bidco Limited - Delayed Draw	6/29/2029	2,548
PCF - Delayed Draw	11/1/2028	4,382
Pharmacy Partners - Revolver	2/28/2029	2,160
Reconomy - Delayed Draw	7/12/2029	1,682
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/2/2026	7,200
Simplicity - Revolver	12/2/2026	165
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2027	3,981
Wealth Enhancement Group (WEG) - Revolver	10/4/2027	293
Total		$78,212

1.
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
2.
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2024.

As of December 31, 2023, the Company had $10.8 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Apollo Intelligence - Delayed Draw	5/31/2028	$1,188
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,375
Blackbird Purchaser, Inc. - Delayed Draw	5/11/2025	2,063
Chase Industries, Inc. - Revolver	5/11/2025	819
Concert Golf Partners Holdco - Delayed Draw	4/2/2029	89
OGH Bidco Limited - Revolver	6/29/2029	2,570
Reconomy - Revolver	6/25/2029	2,707
Total		$10,811

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened litigation.

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

Recent Developments

Distribution Declaration

On July 17, 2024, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about August 31, 2024 to shareholders of record as of July 31, 2024.

Share Repurchase

On August 2, 2024, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of June 30, 2024 that will close on August 30, 2024.

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

On September 28, 2023, the Company entered into the Investment Advisory Agreement with the Advisor. The Investment Advisory Agreement was approved by the Board and sole shareholder on September 28, 2023. In connection with the Company’s entry into the Investment Advisory Agreement, the Company’s prior investment advisory agreement with BCSF Advisors, LP was terminated on September 28, 2023. The Investment Advisory Agreement has the same material terms as the prior investment advisory agreement. Pursuant to the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents and the incentive fee comprised of two parts, net investment income and capital gains.

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement was approved by our Board on September 28, 2023. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment. In connection with our entry into the Administration Agreement, the Company’s prior administration agreement with BCSF Advisors, LP (the “Prior Administration Agreement”) was terminated on September 28, 2023. The Administration Agreement has the same material terms as the Prior Administration Agreement.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$156,259	$-	$-	$156,259	$-
SMBC Revolving Credit Facility	38,500	-	-	38,500	-
Total Debt Obligations	$194,759	$-	$-	$194,759	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

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

Assuming that the statement of financial condition as of June 30, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(3,296)	$(1,948)	$(1,146)
Down 200 basis points	(6,591)	(3,895)	(2,292)
Down 300 basis points	(9,873)	(5,843)	(3,426)
Up 100 basis points	3,296	1,948	1,146
Up 200 basis points	6,591	3,895	2,292
Up 300 basis points	9,887	5,843	3,437

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2024, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2024.

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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2024 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase(1)	Pricing Date	(all classes)	(all classes)	Purchased(1)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%
May 31, 2024	5.00%	June 30, 2024	-	-	0.00%

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.16*

Increasing Lender/Joinder Lender Agreement dated as of May 24, 2024, pursuant to Section 2.08(e) of the Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger

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

Bain Capital Private Credit

Date: August 14, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 14, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer