Form 10-Q
period 2024-09-30
Bain Capital Private Credit
filed 2024-11-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 14, 2024 were 0, 0 and 12,373,415 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value:
Non controlled/non affiliate investment (amortized cost of $506,489 and $188,766, respectively)	$508,300	$188,789
Non-controlled/affiliate investment (amortized cost of $4,200 and $3,965, respectively)	4,200	3,965

Cash and cash equivalents	7,394	19,031
Foreign cash (cost of $453 and $211, respectively)	407	213
Collateral on forward currency exchange contracts	766	-
Restricted cash and cash equivalents	50	50
Interest receivable on investments	5,211	3,744
Deferred financing costs (net of accumulated amortization of $453 and $26, respectively)	3,992	2,410
Dividend receivable	852	-
Receivable for investments sold	2,009	4,152
Prepaid insurance	537	140
Deferred offering costs	234	1,214
Other receivables	-	32
Total Assets	$533,952	$223,740

Liabilities
Debt	260,813	99,989
Interest expense payable	2,458	752
Incentive fee payable	1,366	148
Distributions payable	1,941	2,201
Accrued expenses and other liabilities	1,077	386
Base management fee payable	872	132
Payable for investments purchased	504	4,352
Unrealized depreciation on forward currency exchange contracts	202	90
Due to affiliate	-	5,420
Total Liabilities	269,233	113,470

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (10,354,167 and 4,431,245 shares issued and outstanding, respectively)	104	44
Paid-in-capital in excess of par value	259,552	109,988
Accumulated distributable earnings	5,063	238
Total Net Assets	264,719	110,270
Total Liabilities and Total Net Assets	$533,952	$223,740

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	September 30, 2024 (Unaudited)	December 31, 2023
Net Asset Value Per Share
Class I Shares:
Net assets	$264,719	$110,270
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	10,354,167	4,431,245
Net asset value per share	$25.57	$24.88

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$12,330	$-	$29,025	$-
Dividend income	949	-	949	-
PIK income	143	-	171	-
Other income	1,908	-	3,577	-
Total interest income from non-controlled/non-affiliate investments	15,330	-	33,722	-

Expenses
Interest and debt financing expenses	$4,307	$-	$10,714	$-
Incentive fee	1,366	-	2,886	-
Professional fees and operating expenses	1,106	207	2,186	616
Base management fee	872	-	2,034	-
Amortization of deferred offering costs	353	-	1,051	-
Trustee fees	108	108	324	324
Organization costs	-	187	219	660
Total Expenses Before Fee Waivers	8,112	502	19,414	1,600
Expense support	(595)	-	(2,154)	-
Total Expenses, Net of Fee Waivers	7,517	502	17,260	1,600
Net Investment Income (Loss) Before Taxes	7,813	(502)	16,462	(1,600)
Income taxes, including excise taxes	69	-	115	-
Net Investment Income (Loss)	7,744	(502)	16,347	(1,600)

Net Realized and Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(30)	-	111	-
Net realized gain on foreign currency transactions	87	-	60	-
Net realized loss on foreign currency of debt	(252)	-	(264)	-
Net realized gain (loss) on forward currency exchange contracts	(39)	-	2	-
Net change in unrealized appreciation on foreign currency translation	-	-	(9)	-
Net change in unrealized appreciation on foreign currency translation on debt	(1,433)	-	(1,104)	-
Net change in unrealized appreciation on forward currency exchange contracts	(459)	-	(112)	-
Net change in unrealized appreciation on non-controlled/non-affiliate investments	1,798	-	1,788	-
Total Net Gains (Losses)	(328)	-	472	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,416	$(502)	$16,819	$(1,600)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operations
Net investment income (loss)	$7,744	$(502)	$16,347	$(1,600)
Net realized losses	(234)	-	(91)	-
Net change in unrealized appreciation	(94)	-	563	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,416	$(502)	$16,819	$(1,600)

Distributions to Shareholders
Class I	(5,691)	-	(11,994)	-
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(5,691)	$-	$(11,994)	$-

Capital Share Transactions
Class I:
Proceeds from shares sold	$98,686	$500	$147,686	$1,500
Distributions reinvested	942	-	1,938	-
Net Increase from Capital Share Transactions	$99,628	$500	$149,624	$1,500

Net Assets
Total increase (decrease) in net assets during the period	101,353	(2)	154,449	(100)
Net Assets, beginning of period	163,366	(1,187)	110,270	(1,089)
Net Assets at End of Period	$264,719	$(1,189)	$264,719	$(1,189)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$16,819	$(1,600)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(391,148)	(1,215)
Proceeds from principal payments and sales of investments	73,157	-
Increase in investments due to PIK	(271)	-
Accretion of discounts and amortization of premiums	(1,290)	-
Amortization of deferred financing costs and debt issuance costs	428	-
Amortization of deferred offering costs	1,051	-
Net realized (gain) loss from investments	(111)	-
Net realized (gain) loss on foreign currency transactions	(60)	-
Net realized (gain) loss on foreign currency of debt	264	-
Net change in unrealized appreciation on investments	(1,788)	-
Net change in unrealized appreciation on foreign currency translation	9	-
Net change in unrealized appreciation on foreign currency translation on debt	1,104	-
Net change in unrealized appreciation on forward currency exchange contracts	112	-
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(766)	-
Dividend receivable	(852)	-
Interest receivable on investments	(1,467)	-
Deferred offering costs	-	(376)
Prepaid insurance	(397)	156
Due to affiliate	(5,420)	1,724
Interest expense payable	1,706	-
Incentive fee payable	1,218	-
Accrued expenses and other liabilities	691	101
Base management fee payable	740	-
Net Cash Used in Operating Activities	(306,271)	(1,210)

Cash Flows From Financing Activities
Borrowings on debt	332,189	-
Repayments of debt	(172,733)	-
Payments of financing costs	(2,010)	-
Increase in subscriptions received in advance	-	8,015
Payments of offering costs	(71)	-
Proceeds from issuance of Common Shares	147,686	1,500
Shareholder distributions paid	(10,284)	-
Net Cash Provided by Financing Activities	294,777	9,515

Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	(11,494)	8,305
Effect of foreign currency exchange rates	51	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	19,294	5
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$7,851	$8,310

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$8,580	$-
Reinvestment of dividends during the period	1,938	-

Cash	$7,394	$295
Restricted cash	50	-
Foreign cash	407	-
Cash held in escrow	-	8,015
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$7,851	$8,310

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date		Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non Controlled/Non Affiliate Investments

Aerospace & Defense
Aviation Technical Services, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	11.05%	7/12/2029		$17,037	$16,833	$16,824
Aviation Technical Services, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.87%	7/12/2029		$667	667	667
ERA Industries, LLC (10)(12)(17)	Equity Interest	—	—	—	—		1	1,201	1,201
ERA Industries, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	7/25/2030		$8,718	8,644	8,642
ERA Industries, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030		$-	(19)	(20)
ERA Industries, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030		$-	(56)	(57)
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	10.20%	7/23/2029		$13,589	13,355	13,588
Aerospace & Defense Total								40,625	40,845	15.4%

Automotive
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	11/1/2028		$9,825	9,744	9,824
JHCC Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.85%	9/9/2027		$5,086	5,065	5,087
Automotive Total								14,809	14,911	5.6%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems, LLC (10)(12)(17)	Equity Interest	—	—	—	—		72	766	766
Electronic Merchant Systems, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	8/1/2030		$9,235	9,078	9,073
Electronic Merchant Systems, LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030		$-	-	-
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		31	3,098	3,150
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	-	596
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	-	170
Banking, Finance, Insurance & Real Estate Total								12,942	13,755	5.2%

Beverage, Food & Tobacco
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	11.20%	3/31/2028		$1,966	1,936	1,946
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	11.20%	3/31/2029		$11,154	10,979	11,041
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		774	774	774
HLRS Holdco Limited (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	BBSY	5.75%	10.23%	9/27/2030	NZ$	1,000	657	657
HLRS Holdco Limited (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	-	(3)	(3)
HLRS Holdco Limited (6)(17)	Subordinated Debt	—	15.00%	15.00%	3/27/2031	NZ$	80	49	49
Beverage, Food & Tobacco Total								14,392	14,464	5.5%

Capital Equipment
DiversiTech (14)	First Lien Senior Secured Loan	SOFR	4.01%	8.62%	12/22/2028		$1,985	1,978	1,993
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.85%	10.70%	7/6/2028		$14,700	14,459	14,700
Capital Equipment Total								16,437	16,693	6.3%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Chemicals, Plastics & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	11.49%	6/6/2029	$6,260	$6,172	$6,197
Duraco (5)(16)(17)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.16%	6/6/2029	$191	179	185
INEOS Quattro (6)(21)	First Lien Senior Secured Loan	SOFR	3.85%	8.70%	3/14/2030	$1,985	1,973	1,989
Prince/Ferro (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.46%	4/23/2029	$1,985	1,915	1,940
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.97%	12/22/2027	$11,736	11,620	11,179
Chemicals, Plastics & Rubber Total							21,859	21,490	8.1%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.75%	5/12/2025	$4,658	4,379	4,425
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40% (1.25% PIK)	10.25%	5/12/2025	$486	454	462
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.75%	5/12/2025	$472	420	430
Construction & Building Total							5,253	5,317	2.0%

Consumer goods: Durable
New Milani Group LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.20%	6/6/2026	$8,392	8,392	8,392
New Milani Group LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2026	$-	-	-
Consumer goods: Durable Total							8,392	8,392	3.2%

Consumer goods: Non-durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.85%	11.70%	1/24/2028	$4,110	4,076	4,089
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$-	(51)	-
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	11.13%	2/21/2031	$10,945	10,795	10,945
WU Holdco, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.60%	3/26/2027	$5,978	5,933	5,978
WU Holdco, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.64%	3/26/2027	$308	308	308
Consumer goods: Non-durable Total							21,061	21,320	8.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.96%	12/29/2027	$123	115	121
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	11.52%	12/29/2027	$10,582	10,274	10,503
Containers, Packaging & Glass Total							10,389	10,624	4.0%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.60%	7/12/2029	€937	1,020	1,046
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.45%	7/12/2029	£2,324	2,926	3,116
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.60%	7/12/2029	£2,499	3,105	3,224
Reconomy (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.45%	7/12/2029	£1,286	1,654	1,725
Environmental Industries Total							8,705	9,111	3.4%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
FIRE: Finance
Choreo (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$-	$-	$-
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	2/18/2028	$1,244	1,244	1,244
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.26%	8.32%	3/20/2028	$2,977	2,961	2,977
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$-	(4)	-
Wealth Enhancement Group (WEG) (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.09%	10/2/2028	$1,359	1,330	1,359
FIRE: Finance Total							5,531	5,580	2.1%

FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.25%	8.21%	11/6/2030	$1,966	1,961	1,951
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	8.95%	8/19/2028	$1,985	1,967	1,955
PCF (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.35%	11/1/2028	$3,097	3,098	3,098
Simplicity (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.60%	12/2/2026	$1,681	1,681	1,681
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$-	(3)	-
FIRE: Insurance Total							8,704	8,685	3.3%

Forest Products & Paper
Multi-Color Corp (13)(14)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	10/29/2028	$1,985	1,903	1,944
Forest Products & Paper Total							1,903	1,944	0.7%

Healthcare & Pharmaceuticals
AEG Vision (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.50%	3/27/2026	$1,755	1,725	1,755
AEG Vision (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/27/2026	$-	(30)	-
AEG Vision (8)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.90%	10.50%	3/27/2026	$14,963	14,782	14,963
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.56%	5/31/2028	$13,545	13,466	13,545
Apollo Intelligence (5)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$-	-	-
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.35%	3/25/2028	$4,315	4,275	4,315
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$-	-	-
Beacon Specialized Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$-	(55)	-
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$-	(24)	-
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	11.56%	2/28/2029	$9,791	9,683	9,791
Vital Holdings, LLC (10)(12)(17)	Equity Interest	—	—	—	—	1,127	1,127	1,127
Vital Purchaser, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.63%	8/7/2030	$18,441	18,258	18,257
Vital Purchaser, LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$-	-	-
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	5.25%	8.72%	8/29/2031	€1,464	1,585	1,597
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/29/2031	€-	-	-
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/30/2031	€-	-	-
Healthcare & Pharmaceuticals Total							64,792	65,350	24.7%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	10.20%	6/28/2029	£6,481	$8,056	$8,691
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.35%	4/9/2030	$3,511	3,479	3,476
E-Tech Group (5)(17)(18)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.50%	4/9/2030	$73	66	66
Gainwell Technologies (13)(19)	First Lien Senior Secured Loan	SOFR	4.10%	8.70%	10/1/2027	$2,752	2,700	2,627
LogRhythm, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	12.10%	7/2/2029	$4,546	4,416	4,409
LogRhythm, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$-	(14)	(14)
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.85%	8/31/2028	$1,985	1,978	1,986
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	1,216
SensorTower (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$-	(7)	(5)
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	12.44%	3/15/2029	$14,179	13,989	14,037
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	7.00%	10.51%	2/22/2031	€3,600	3,862	4,017
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	900	975	1,089
Solifi (10)(15)(17)	Preferred Equity	—	14.50% PIK	14.50%	—	15	14,700	14,700
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$5,373	5,327	5,265
Utimaco (6)(8)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.00%	5/14/2029	€7,627	8,300	8,341
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$2,000	1,983	1,960
High Tech Industries Total							70,784	71,861	27.1%

Hotel, Gaming & Leisure
CBBQ Group Holdings LP (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	734
City Barbeque, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	10.55%	9/4/2030	$12,626	12,516	12,516
City Barbeque, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$-	-	-
City Barbeque, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$-	(22)	(22)
Concert Golf Partners Holdco (13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.63%	4/1/2030	$8,785	8,633	8,785
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.63%	4/1/2030	$998	981	998
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	4.90%	10.15%	1/19/2028	$9,850	9,614	9,850
Vacation Rental Brands, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	10.49%	9/6/2031	$26,892	26,626	26,623
Vacation Rental Brands, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/6/2031	$-	-	-
Vacation Rental Brands, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/6/2030	$-	(47)	(48)
Hotel, Gaming & Leisure Total							59,035	59,436	22.5%

Media: Diversified & Production
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.10%	5/3/2028	$2,977	2,930	2,962
Media: Diversified & Production Total							2,930	2,962	1.1%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Media: Advertising, Printing & Publishing
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029	£8,100	$10,199	$10,237
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	9/2/2029	£3,750	4,366	4,114
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.70%	6/29/2029	£1,134	1,406	1,278
Media: Advertising, Printing & Publishing Total							15,971	15,629	5.9%

Retail
Autumn Holdings S.A.R.L (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	10
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	12/28/2029	€3,702	3,973	4,048
PETCO (6)(13)(19)	First Lien Senior Secured Loan	SOFR	3.51%	8.12%	3/3/2028	$2,000	1,899	1,906
Retail Total							5,882	5,964	2.3%

Services: Business
Advanced Aircrew Academy, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.50%	7/26/2030	$43	43	43
Advanced Aircrew Academy, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	11.35%	7/26/2030	$4,714	4,668	4,667
Allbridge, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.35%	6/5/2030	$4,988	4,952	4,988
Allbridge, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$-	-	-
Allbridge, LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$-	-	-
Cube (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$-	-	-
Cube (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$-	-	-
Cube (5)(6)(17)(21)	First Lien Senior Secured Loan	—	—	—	2/20/2025	$-	-	-
Dealer Services Network, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.77%	2/9/2027	$5,000	4,952	4,950
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.76%	3/18/2030	$832	827	832
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030	$-	(19)	-
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$-	(8)	-
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.76%	3/18/2030	$4,975	4,921	4,975
DTIQ Technologies, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$-	-	-
DTIQ Technologies, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$-	(31)	(31)
DTIQ Technologies, Inc. (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	12.35%	9/30/2029	$21,277	20,905	20,905
Harbour Grove LLC (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	545
Rydoo Finance (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.95%	9/12/2031	€778	860	859
Rydoo Finance (6)(10)(12)(17)	Equity Interest	—	—	—	—	233	260	260
Rydoo Finance (6)(10)(12)(17)	Preferred Equity	—	—	—	—	100	112	111
Thea Topco, LP (10)(12)(17)	Equity Interest	—	—	—	—	3,351	-	-
Services: Business Total							42,987	43,104	16.3%

Services: Consumer
Spotless Brands, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.56%	7/25/2028	$517	470	468
Services: Consumer Total							470	468	0.2%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Transportation: Cargo
Gulf Winds International (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.60%	12.45%	12/16/2028	$9,825	$9,579	$9,629
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	11.10%	12/29/2028	$7,860	7,663	7,860
Transportation: Cargo Total							17,242	17,489	6.6%

Utilities: Water
Vessco Midco Holdings, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.10%	7/24/2031	$7,019	6,951	6,949
Vessco Midco Holdings, LLC (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.50%	7/24/2031	$439	424	424
Vessco Midco Holdings, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$-	(10)	(10)
Utilities: Water Total							7,365	7,363	2.8%

Wholesale
Abracon Group Holding, LLC. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	6.15%	11.44%	7/6/2028	$14,700	14,459	11,760
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.10%	12/19/2030	$615	615	615
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.10%	12/29/2029	$206	206	206
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.10%	12/19/2030	$3,112	3,112	3,112
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.85%	12/28/2029	$9,850	9,637	9,850
Wholesale Total							28,029	25,543	9.6%
Non Controlled/Non Affiliate Investments Total							506,489	508,300	192.0%

Non-Controlled/Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Preferred Equity	—	—	—	—	4	4,100	4,100
Legacy Corporate Lending HoldCo, LLC, Class A (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	100	100
Legacy Corporate Lending HoldCo, LLC, Class B (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	-	-
FIRE: Finance Total							4,200	4,200	1.6%
Non-Controlled/Affiliate Investments Total							4,200	4,200	1.6%
Investments Total							$510,689	$512,500	193.6%

Cash Equivalents
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	4.85%	—	$252	252	252
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	4.87%	—	$5,404	5,404	5,404
Cash Equivalents Total							5,656	5,656	2.1%
Investments and Cash Equivalents Total							516,345	518,156	195.7%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(In thousands)
(Unaudited)

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (24)
USD 739	NZD 1,150	Bank of New York	12/30/2024	$(8)
USD 12,204	EUR 11,030	Bank of New York	1/21/2025	(129)
USD 6,345	EUR 5,680	Bank of New York	8/13/2025	(63)
USD 1,439	EUR 1,260	Bank of New York	9/18/2026	(2)
				$(202)

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Swap Bid Rate (“BBSY”), or the Prime Rate (“Prime” or “P”) and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, SONIA, BBSY or Prime and the current weighted average interest rate in effect at September 30, 2024. Certain investments are subject to a EURIBOR, SOFR, SONIA, BBSY or Prime interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro and NZ$ represents New Zealand dollars.

3. Percentages are based on the Company’s net assets of $264,719 as of September 30, 2024.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 12.3% of the Company’s total assets.

7. As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company, as the Company owns 5% or more of the portfolio company’s outstanding voting securities.

8. Assets or a portion thereof are pledged as collateral for the JPM Revolving Credit Facility. See Note 6 "Debt".

9. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $30,650 or 11.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Autumn Holdings S.A.R.L.	8/1/2024
BCPC Project Aberdeen, LLC.	7/3/2024
CBBQ Group Holdings LP	9/4/2024
Electronic Merchant Systems, LLC	7/12/2024
ERA Industries, LLC	7/25/2024
Harbour Grove LLC	7/26/2024
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Rydoo Finance	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Solifi	5/24/2024
Thea Topco, LP	9/30/2024
Vital Holdings, LLC	8/7/2024

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

22. Loan includes interest rate floor of 2.00%.

23. Loan includes interest rate floor of 3.50%.

24. Unrealized appreciation on forward currency exchange contracts.

25. Loan includes interest rate floor of 1.25%.

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2024 the Company has the authority to issue unlimited shares of all classes of the Company's Common Shares (“Common Shares”), par value $0.01 per share.

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

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCPC I, LLC and BCPC II-J, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their concluded ranges.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. For the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $0.9 million, respectively, of dividend income, of which, $0.9 million and $0.9 million, respectively, relate to PIK dividends. For the three and nine months ended September 30, 2023, the Company recorded $0.0 million of dividend income, of which non related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loans on non-accrual.

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

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s consolidated statements of operations. As of September 30, 2024 and December 31, 2023, there were deferred offering costs of $0.2 million and $1.2 million, respectively, on the Company’s consolidated statements of assets and liabilities.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”
). As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

For the three months ended September 30, 2024 and 2023, tax expense was $0.1 million and $0.0 million, respectively. For the nine months ended September 30, 2024 and 2023, tax expense was $0.1 million and $0.0 million, respectively.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC 820, which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of the adoption of ASU 2023-09 on its financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$481,164	94.2%	$481,802	94.0%
Preferred Equity	23,289	4.6	23,340	4.6
Equity Interest	6,187	1.2	6,543	1.3
Warrants	-	-	766	0.1
Subordinated Debt	49	0.0	49	0.0
Total	$510,689	100.0%	$512,500	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$450,007	88.2%	$450,809	88.1%
United Kingdom	32,732	6.4	33,431	6.5
Germany	15,610	3.1	15,566	3.0
Ireland	4,837	0.9	5,106	1.0
Luxembourg	3,983	0.8	4,058	0.8
Netherlands	1,585	0.3	1,597	0.3
Belgium	1,232	0.2	1,230	0.2
New Zealand	703	0.1	703	0.1
Total	$510,689	100.0%	$512,500	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$70,784	13.9%	$71,861	13.9%
Healthcare & Pharmaceuticals	64,792	12.7	65,350	12.8
Hotel, Gaming & Leisure	59,035	11.6	59,436	11.6
Services: Business	42,987	8.4	43,104	8.4
Aerospace & Defense	40,625	8.0	40,845	8.0
Wholesale	28,029	5.5	25,543	5.0
Chemicals, Plastics & Rubber	21,859	4.3	21,490	4.2
Consumer goods: Non-durable	21,061	4.1	21,320	4.2
Transportation: Cargo	17,242	3.4	17,489	3.4
Capital Equipment	16,437	3.2	16,693	3.3
Media: Advertising, Printing & Publishing	15,971	3.1	15,629	3.0
Automotive	14,809	2.9	14,911	2.9
Beverage, Food & Tobacco	14,392	2.8	14,464	2.8
Banking, Finance, Insurance & Real Estate	12,942	2.5	13,755	2.7
Containers, Packaging & Glass	10,389	2.0	10,624	2.1
FIRE: Finance(1)	9,731	1.9	9,780	1.9
Environmental Industries	8,705	1.7	9,111	1.8
FIRE: Insurance(1)	8,704	1.7	8,685	1.7
Consumer goods: Durable	8,392	1.6	8,392	1.6
Utilities: Water	7,365	1.4	7,363	1.4
Retail	5,882	1.2	5,964	1.2
Construction & Building	5,253	1.0	5,317	1.0
Media: Diversified & Production	2,930	0.6	2,962	0.6
Forest Products & Paper	1,903	0.4	1,944	0.4
Services: Consumer	470	0.1	468	0.1
Total	$510,689	100.0%	$512,500	100.0%

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

(1)
Finance, Insurance, and Real Estate (“FIRE”).

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$-	$24,230	$457,572	$-	$481,802
Preferred Equity	-	-	23,340	-	23,340
Equity Interest	-	-	6,543	-	6,543
Warrants	-	-	766	-	766
Subordinated Debt	-	-	49	-	49
Total Investments	$-	$24,230	$488,270	$-	$512,500
Cash equivalents	$5,656	$-	$-	$-	$5,656
Forward currency exchange contracts liability	$-	$(202)	$-	$-	$(202)

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$-	$-	$188,789	$-	$188,789
Preferred Equity	-	-	3,875	-	3,875
Equity Interest	-	-	90	-	90
Total Investments	$-	$-	$192,754	$-	$192,754
Cash equivalents	$18,995	$-	$-	$-	$18,995
Forward currency exchange contracts liability	$-	$(90)	$-	$-	$(90)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024:

	First Lien
	Senior
	Secured	Equity	Preferred	Subordianted		Total
	Loans	Interests	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$188,789	$90	$3,875	$-	$-	$192,754
Purchases of investments and other adjustments to cost	335,386	6,097	19,316	49	-	360,848
Paid-in-kind interest income	175	-	97	-	-	272
Net accretion of discounts (amortization of premiums)	1,065	-	-	-	-	1,065
Principal repayments and sales of investments	(68,662)	-	-	-	-	(68,662)
Net change in unrealized appreciation on investments	542	356	52	-	766	1,716
Net realized gain on investments	277	-	-	-	-	277
Balance as of September 30, 2024	$457,572	$6,543	$23,340	$49	$766	$488,270
Change in unrealized appreciation attributable to investments still held at September 30, 2024	$382	$356	$52	$-	$766	$1,556

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2024, there were no transfers between levels.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2024 were as follows:

	As of September 30, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$315,199	Discounted cash flows	Comparative Yields	8.4%		—	15.6%		(10.1%)
Equity Interest	3,079	Comparable company multiple	EBITDA Multiple	9.5	x	—	24.1	x	(15.5%)
Preferred equity	14,700	Discounted Cash Flows	Comparative Yields				15.9%
Preferred equity	3,150	Discounted Cash Flows	Discount Rate				13.0%
Warrants	766	Discounted Cash Flows	Discount Rate				25.0%
Total investments	$336,894

(1)
Included within the Level 3 assets of $488,270 is an amount of $151,376 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2024. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2023. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value.

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2024	December 31, 2023
GS Revolving Credit Facility	3	$143,661	$97,989
JPM Revolving Credit Facility	3	62,152	-
SMBC Revolving Credit Facility	3	55,000	2,000
Total Debt		$260,813	$99,989

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

For the three months ended September 30, 2024 and 2023, management fee was $0.9 million and $0.0 million, respectively. For the nine months ended September 30, 2024 and 2023, management fee was $2.0 million and $0.0 million, respectively. For the three months ended September 30, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended September 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of September 30, 2024 and December 31, 2023, $0.9 million and $0.1 million remained payable related to the base management fee accrued in base management fee payable on the consolidated statement of assets and liabilities.

Incentive Fee

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base banagement fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding debt or preferred stock, but excluding any distribution or shareholder servicing fees and incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

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

The incentive fee is comprised of the following two parts:

An incentive fee on pre-incentive fee net investment income, which we refer to as the incentive fee on income or the “Income Fee”. The incentive fee on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income, attributable to each class of Common Shares, in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”). Pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.75% per quarter (7% annualized) and (ii) the sum of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The quarterly incentive fee based on income shall be calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” The incentive fee based on income for each calendar quarter will be determined as follows:

•
No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;
•
100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which we refer to as the “Catch-Up Amount,” determined as the sum of 2.0588% multiplied by the Company's net asset value (“NAV”) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is meant to provide the Advisor an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters reaches the Catch-Up Amount in respect of the relevant Trailing Twelve Quarters; and
•
15% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-Up Amount.

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

For the three months ended September 30, 2024 and 2023, the Company incurred $1.4 million and $0.0 million of income incentive fees (before waivers), respectively, which are included in incentive fees on the consolidated statements of operations.

For the nine months ended September 30, 2024 and 2023, the Company incurred $2.9 million and $0.0 million of income incentive fees (before waivers), respectively, which are included in incentive fees on the consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, there was $1.4 million and $0.1 million related to income incentive fee accrued in incentive fee payable on the consolidated statement of assets and liabilities, respectively.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of September 30, 2024 and December 31, 2023.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

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

The Company incurred $0.2 million and $0.0 million related to the Administrator for the three months ended September 30, 2024 and 2023, respectively. The Company incurred $0.4 million and $0.0 million related to the Administrator or to BCSF Advisors, LP (in its former capacity as the Company’s administrator) for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there were $0.4 million and $0.0 million remained payable related to the Administrator or to BCSF Advisors, LP.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.2 million and $0.0 million expenses related to the sub-administrator for the three months ended September 30, 2024 and 2023, respectively. The Company incurred $0.4 million and $0.0 million expenses related to the sub-administrator for the nine months ended September 30, 2024 and 2023, respectively. The Administrator or BCSF Advisors, LP will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of September 30, 2024 and December 31, 2023, the Advisor and/or its affiliate held 3,480,000 and 3,480,000 Class I Common Shares, respectively.

Non-Controlled/Affiliate Investments

Investments during the nine months ended September 30, 2024, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$90	$10	$-	$-	$-	$100	$-	$-
Legacy Corporate Lending HoldCo, LLC Preferred Equity	3,875	225	-	-	-	4,100	-	-
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	-	-	-	-	-	-	-	-
Total Non-Controlled/Affiliate investment	$3,965	$235	$-	$-	$-	$4,200	$-	$-
Total	$3,965	$235	$-	$-	$-	$4,200	$-	$-

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

We have paid the Managing Dealer an engagement fee equal to $250,000 (the “Engagement Fee”) which is included in organization costs on the consolidated statement of operations. In its capacity as our investment adviser prior to September 28, 2023, BCSF Advisors, LP agreed to advance the Engagement Fee on our behalf. We are obligated to reimburse BCSF Advisors, LP for the advanced Engagement Fee upon breaking escrow for the offering. Once we have received purchase orders for at least $500,000,000, the Managing Dealer will be entitled to receive a fee equal to 0.05% of the offering proceeds (together with the Engagement Fee, the “Managing Dealer Fee”). Assuming we sell all of the shares offered under the Company’s prospectus at the maximum offering of $2,000,000,000, the maximum estimated Managing Dealer Fee would be $1,000,000. In accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 2310, we will not pay the Managing Dealer Fee out of offering proceeds prior to the release of such proceeds from escrow.

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

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class S shares, and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class D shares, in each case, payable monthly.

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

We will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the offering of Common Shares on which, in the aggregate, underwriting compensation from all sources in connection with the offering of Common Shares, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

Deferred Offering Costs and Other Expenses

The following table shows the expenses paid by a related party of the Advisor for the three months ended September 30, 2024 and 2023 and will be reimbursed by the Company. This payable is included as a "Payable to affiliate" on the consolidated statement of assets and liabilities.

	For the Three Months Ended September 30,
	2024	2023
Deferred offering costs	$-	$81
Organization expenses	-	77
Trustee fee	-	108
Professional fees and operating expenses	-	93

The following table shows the expenses paid by a related party of the Advisor for the nine months ended September 30, 2024 and 2023, and will be reimbursed by the Company. This payable is included as a "Payable to affiliate" on the consolidated statement of assets and liabilities.

	For the Nine Months Ended September 30,
	2024	2023
Deferred offering costs	$-	$384
Organization expenses	-	504
Insurance expenses	-	201
Trustee fee	-	324
Professional fees and operating expenses	-	318

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

The following table presents a summary of all expenses supported and recouped by the Advisor for the nine months ended September 30, 2024:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2024	$227	$-	$227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	-	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	-	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	-	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	-	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	-	308	August 31, 2027	8.83%	1.85%
	$2,154	$-	$2,154

As of September 30, 2023, the Company had not commenced operations and had no expense support.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 201.5% . As of December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 210.3%.

The Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$175,000	$143,661	$143,661	$150,000	$97,989	$97,989
JPM Revolving Credit Facility	150,000	62,152	62,152	-	-	-
SMBC Revolving Credit Facility	75,000	55,000	55,000	50,000	2,000	2,000
Total Debt	$400,000	$260,813	$260,813	$200,000	$99,989	$99,989

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 were 8.0% and 8.2%, respectively.

The combined weighted average borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 were $165.2 million and $97.0 million, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$143,661	$-	$-	$143,661	$-
JPM Revolving Credit Facility	62,152	-	-	62,152	-
SMBC Revolving Credit Facility	55,000	-	-	55,000	-
Total Debt Obligations	$260,813	$-	$-	$260,813	$-

Goldman Sachs Revolving Credit Facility

On November 29, 2023, the Company entered into a revolving credit facility (the “GS Revolving Credit Facility”) with the Company as equity holder, BCPC I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower (the “BCPC I Borrower”), Goldman Sachs Bank USA, as syndication agent and administrative agent (“Goldman Sachs”), and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian (“Computershare”).

The maximum commitment amount under the GS Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the GS Revolving Credit Facility may be used, among other things, to fund portfolio investments by the BCPC I Borrower and to make advances under delayed draw term loans and revolving loans where the BCPC I Borrower is a lender. Borrowings under the GS Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.90%. The BCPC I Borrower is required to utilize a minimum percentage of the commitments under the GS Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for U.S. dollar advances as described above. In addition, the BCPC I Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the GS Revolving Credit Facility in excess of such minimum utilization amount, in addition to certain other fees as agreed between the BCPC I Borrower and Goldman Sachs.

On March 22, 2024, the BCPC I Borrower entered into a New Commitment Request (the “New Commitment Request”) among BCPC I, LLC, as borrower, the Company, as equity holder, the lenders from time to time party thereto, Goldman Sachs Bank USA, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian.

The New Commitment Request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allows the Fund, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

The period during which the BCPC I Borrower may make borrowings under the GS Revolving Credit Facility expires on November 29, 2026, and the GS Revolving Credit Facility will mature and all amounts outstanding must be repaid by November 29, 2028.

The GS Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, Goldman Sachs may declare the outstanding advances and all other obligations under the GS Revolving Credit Facility immediately due and payable. The BCPC I Borrower’s obligations under the GS Revolving Credit Facility are secured by a first priority security interest in all of the BCPC I Borrower’s portfolio investments and cash.

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$2,865	$-
Unused facility fee	47	-
Amortization of deferred financing costs and upfront commitment fees	85	-
Total interest and debt financing expenses	$2,997	$-

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the Goldman Sachs Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$8,116	$-
Unused facility fee	146	-
Amortization of deferred financing costs and upfront commitment fees	234	-
Total interest and debt financing expenses	$8,496	$-

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

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$807	$-
Unused facility fee	31	-
Amortization of deferred financing costs and upfront commitment fees	64	-
Total interest and debt financing expenses	$902	$-

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$1,538	$-
Unused facility fee	101	-
Amortization of deferred financing costs and upfront commitment fees	171	-
Total interest and debt financing expenses	$1,810	$-

JPM Revolving Credit Facility

On August 21, 2024, the Company entered into a revolving credit facility (the “JPM Revolving Credit Facility”) with the Company as servicer and as parent, BCPC II-J LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower (the “BCPC II Borrower”), JPMorgan Chase Bank, National Association, as administrative agent (“JP Morgan”) and Deutsche Bank National Trust Company, as collateral administrator, collateral agent and securities intermediary.

The maximum commitment amount under the JPM Revolving Credit Facility is $150,000,000. On February 21, 2025, subject to the satisfaction of certain conditions, the maximum commitment amount under the JPM Revolving Credit Facility will increase to $200,000,000. Proceeds of the borrowings under the JPM Revolving Credit Facility may be used, among other things, to (i) fund portfolio investments by the BCPC II Borrower and to make advances under delayed draw term loans and revolving loans where the BCPC II Borrower is a lender. Borrowings under the JPM Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.30%. The BCPC II Borrower is required to utilize a minimum percentage of the commitments under the JPM Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for U.S. dollar advances as described above. The BCPC II Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the JPM Revolving Credit Facility, in addition to an administrative agency fee and certain other fees as agreed between the BCPC II Borrower and JPMorgan.

The period during which the BCPC II Borrower may make borrowings under the JPM Revolving Credit Facility expires on August 21, 2027, and the JPM Revolving Credit Facility will mature and all amounts outstanding must be repaid by August 21, 2029.

The JPM Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

The BCPC II Borrower’s obligations under the JPM Revolving Credit Facility are secured by a first priority security interest in all of the BCPC II Borrower’s portfolio investments and cash.

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$326	$-
Unused facility fee	59	-
Amortization of deferred financing costs and upfront commitment fees	23	-
Total interest and debt financing expenses	$408	$-

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$326	$-
Unused facility fee	59	-
Amortization of deferred financing costs and upfront commitment fees	23	-
Total interest and debt financing expenses	$408	$-

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of September 30, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $0.8 million and $0.0 million for September 30, 2024 and December 31, 2023, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $17.0 million and $13.9 million, respectively. As of September 30, 2023, the company had no forward currency exchange contracts. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$-	$(202)	$(202)	$-	$(202)

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,
	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$(39)	$-
Net change in unrealized appreciation on forward currency exchange contracts	(459)	-
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(498)	$-

Included in total net gains (losses) on the consolidated statements of operations were net gains (losses) of $0.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2024. As of September 30, 2023, the Company did not have any realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(0.5) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.1 million for the three months ended September 30, 2024. As of September 30, 2023, the company did not enter into any forward currency exchange contracts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$2	$-
Net change in unrealized appreciation on forward currency exchange contracts	(112)	-
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(110)	$-

Included in total net gains (losses) on the consolidated statements of operations were net gains (losses) of $0.3 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2024. As of September 30, 2023, the Company did not have any realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(0.1) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.2 million for the nine months ended September 30, 2024. As of September 30, 2023, the company did not enter into any forward currency exchange contracts.

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	3,884,564	$98,686
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	37,048	942
Net increase	3,921,612	$99,628

The following table presents transactions in Common Shares during the three months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	20,000	$500
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase	20,000	$500

The following table presents transactions in Common Shares during the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	5,845,770	$147,686
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	77,152	1,938
Net increase	5,922,922	$149,624

The following table presents transactions in Common Shares during the nine months ended September 30, 2023:

	For the Nine Months Ended September 30, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	40,000	$1,500
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase	40,000	$1,500

NAV Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class I Common Shares during the nine months ended September 30, 2024:

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40
July 31, 2024	25.45
August 31, 2024	25.47
September 30, 2024	25.57

As of September 30, 2023, the Company had not commenced operations.

Distributions:

The Board authorizes and declares monthly distribution amounts per share of Class I Common Shares. The following table presents distributions that were declared and payable during the nine months ended September 30, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
Total distributions declared			$1.6875	$11,994

The distributions declared during the nine months ended September 30, 2024 were derived from investment company taxable income and net capital gain, if any. The company did not declare or pay any distributions during the nine months ended September 30, 2023.

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

As of September 30, 2024, the Company had $128.1 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew Academy, LLC - Revolver	7/26/2030	$600
AEG Vision - Delayed Draw	3/27/2026	745
AEG Vision - Delayed Draw	3/27/2026	2,500
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	89
Aviation Technical Services, Inc. - Revolver	7/12/2029	1,555
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,444
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,169
Chase Industries, Inc. - Revolver	5/12/2025	352
Choreo - Delayed Draw	2/18/2028	3,750
City Barbeque, LLC - Delayed Draw	9/4/2030	7,053
City Barbeque, LLC - Revolver	9/4/2030	2,519
Cube - Delayed Draw	5/20/2031	8,650
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ Technologies, Inc. - Delayed Draw	9/30/2029	4,199
DTIQ Technologies, Inc. - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	446
Electronic Merchant Systems, LLC - Revolver	8/1/2030	814
ERA Industries, LLC - Delayed Draw	7/25/2030	7,657
ERA Industries, LLC - Revolver	7/25/2030	2,297
E-Tech Group - Revolver	4/9/2030	658
HLRS Holdco Limited - Delayed Draw	9/27/2030	41
HLRS Holdco Limited - Delayed Draw	9/27/2030	95
JHCC Holdings, LLC - Delayed Draw	9/9/2027	4,427
LogRhythm, Inc. - Revolver	7/2/2029	476
New Milani Group LLC - Revolver	6/6/2026	2,285

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
OGH Bidco Limited - Delayed Draw	6/29/2029	2,703
PCF - Delayed Draw	11/1/2028	2,145
Pharmacy Partners - Revolver	2/28/2029	2,160
Reconomy - Delayed Draw	7/12/2029	1,626
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/2/2026	6,313
Simplicity - Revolver	12/2/2026	165
Spotless Brands, LLC - Delayed Draw	7/25/2028	9,176
Vacation Rental Brands, LLC - Delayed Draw	9/6/2031	10,806
Vacation Rental Brands, LLC - Revolver	9/6/2030	4,802
Vessco Midco Holdings, LLC - Delayed Draw	7/24/2031	2,551
Vessco Midco Holdings, LLC - Revolver	7/24/2031	996
Vital Purchaser, LLC - Revolver	8/7/2030	1,783
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	3,371
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Delayed Draw	8/29/2031	436
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Revolver	5/30/2031	162
WU Holdco, Inc. - Delayed Draw	3/26/2027	2,533
WU Holdco, Inc. - Revolver	3/26/2027	769
Total		$128,144

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2024.

As of December 31, 2023, the Company had $10.8 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Apollo Intelligence - Delayed Draw	5/31/2028	$1,188
Blackbird Purchaser, Inc. - Delayed Draw	5/11/2025	2,063
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,375
Chase Industries, Inc. - Revolver	5/11/2025	819
Concert Golf Partners Holdco - Delayed Draw	4/2/2029	89
OGH Bidco Limited - Revolver	6/29/2029	2,570
Reconomy - Revolver	6/25/2029	2,707
Total		$10,811

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024:

For the nine months ended September 30,
2024
Class I
Per share data:
Net asset value at beginning of period	$24.88
Net investment income (1)	2.30
Net unrealized and realized gains (losses) (1)(2)(7)	0.08
Net increase in net assets resulting from operations (1)(8)	2.38
Shareholder distributions from income (3)	(1.69)
Net asset value at end of period	$25.57

Total return (4)	9.82%
Shares outstanding, end of period	10,354,167
Weighted average shares outstanding	7,109,049

Ratios/Supplemental data:
Net assets at end of period	$264,719
Ratio of net investment income to average net assets (5)(9)	12.38%
Ratio of net expenses to average net assets (5)(9)	12.75%
Portfolio turnover (6)	21.12%

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
9.
For the nine months ended September 30, 2024, amounts are annualized except for other income, organization costs, incentive fee, excise taxes, and expense support received from the Advisor. For the nine months ended September 30, 2024, the total operating expenses to average net assets was 13.95% for Class I, prior to expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

As of September 30, 2024, the Company had not commenced operations.

Note 11. Subsequent Events

Management has performed an evaluation of events subsequent to September 30, 2024 through November 14, 2024, the date of issuance of the consolidated financial statements. Other than as noted below, there were no items which require adjustment or disclosure.

Distribution Declaration

On October 25, 2024, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about November 29, 2024 to shareholders of record as of October 31, 2024.

Share Repurchase

On November 1, 2024, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of September 30, 2024 that will close on December 2, 2024.

Goldman Sachs Revolving Credit Facility

On October 30, 2024, the BCPC I Borrower entered into a New Commitment Request (the “Second New Commitment Request”) among the BCPC I Borrower, the Company, as equity holder, the lenders from time to time party thereto, Goldman Sachs Bank USA, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian.

The Second New Commitment Request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $175,000,000 to $200,000,000 through the accordion feature in the GS Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allows the Fund, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2024 and December 31, 2023, 95.6% and 100.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•
organization and offering expenses associated with the offering of Common Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator and to BCSF Advisors, LP (in its former capacity as our administrator) of $0.4 million and $0.0 million, respectively, for the nine months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.4 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024, the Company's asset coverage ratio was 201.5%.

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

Portfolio and Investment Activity

During the three months ended September 30, 2024, we invested $198.7 million, including PIK, in 31 portfolio companies, and had $37.2 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $161.5 million for the period. Of the $198.7 million invested during the three months ended September 30, 2024, $30.4 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended September 30, 2023, we invested $0.6 million in one portfolio company.

During the nine months ended September 30, 2024, we invested $387.6 million, including PIK, in 63 portfolio companies, and had $71.0 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $316.6 million for the period. Of the $387.6 million invested during the nine months ended September 30, 2024, $32.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the nine months ended September 30, 2023, we invested $0.6 million in one portfolio company.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$481,164	94.2%	$481,802	94.0%	11.4%	11.4%
Preferred Equity	23,289	4.6	23,340	4.6	14.2	14.2
Equity Interest	6,187	1.2	6,543	1.3	-	-
Warrants	-	-	766	0.1	-	-
Subordinated Debt	49	-	49	0.0	15.9	15.9
Total	$510,689	100.0%	$512,500	100.0%	11.5%	11.5%

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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2024:

As of
September 30, 2024
Number of portfolio companies	68
Percentage of debt bearing a floating rate (1)	95.6%
Percentage of debt bearing a fixed rate (1)	4.4%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	19
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	-%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$510,689	100.0%	$512,500	100.0%
Non-accrual	-	-	-	-
Total	$510,689	100.0%	$512,500	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$192,731	100.0%	$192,754	100.0%
Non-accrual	-	-	-	-
Total	$192,731	100.0%	$192,754	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, there were no loans placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were no loans placed on non-accrual in the Company's portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$481,164	92.8%	$481,802	92.6%
Preferred Equity	23,289	4.5	23,340	4.5
Equity Interest	6,187	1.2	6,543	1.3
Warrants	-	0.0	766	0.1
Subordinated Debt	49	0.0	49	0.0
Cash and Cash Equivalents	7,394	1.4	7,394	1.4
Restricted Cash	50	0.0	50	0.0
Foreign Cash	453	0.1	407	0.1
Total	$518,586	100.0%	$520,351	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$-	-%	-	-%
2	500,740	97.7	67	98.5
3	11,760	2.3	1	1.5
4	-	-	-	-
Total	$512,500	100.0%	68	100.0%

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

Results of Operations

Our operating results for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023
Total investment income	$15,330	$-
Total expenses, net of fee waivers	7,517	502
Net investment income before taxes	7,813	(502)
Less: Income taxes, including excise tax	69	-
Net investment income	7,744	(502)
Net realized gain (loss)	(234)	-
Net change in unrealized appreciation	(94)	-
Net increase in net assets resulting from operations	$7,416	$(502)

Our operating results for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Total investment income	$33,722	$-
Total expenses, net of fee waivers	17,260	1,600
Net investment income before taxes	16,462	(1,600)
Less: Income taxes, including excise tax	115	-
Net investment income	16,347	(1,600)
Net realized gain (loss)	(91)	-
Net change in unrealized appreciation	563	-
Net increase in net assets resulting from operations	$16,819	$(1,600)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023
Interest from investments	$12,330	$-
Dividend income	949	-
PIK income	143	-
Other income	1,908	-
Total investment income	$15,330	$-

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $12.3 million for the three months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023, due to the Company commencing operations on November 28, 2023. Dividend income increased to $0.9 million for the three months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023, due to the Company commencing operations on November 28, 2023. PIK income increased to $0.1 million for the three months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023, due to the Company commencing operations on November 28, 2023. Other income increased to approximately $1.9 million for the three months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023, primarily due to an increase in upfront, commitment and closing fees earned on certain investments, due to the Company commencing operations on November 28, 2023. As of September 30, 2024, the weighted average yield of our investment portfolio was 11.5%, at amortized cost.

The composition of our investment income for the nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Interest from investments	$29,025	$-
Dividend income	949
PIK income	171	-
Other income	3,577	-
Total investment income	$33,722	$-

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $29.0 million for the nine months ended September 30, 2024 from $0.0 million for the nine months ended September 30, 2023, due to the Company commencing operations on November 28, 2023. Dividend income increased to $0.9 million for the nine months ended September 30, 2024 from $0.0 million for the nine months ended September 30, 2023, due to the Company commencing operations on November 28, 2023. PIK income increased to $0.2 million for the nine months ended September 30, 2024 from $0.0 million for the nine months ended September 30, 2023, due to the Company commencing operations on November 28, 2023. Other income increased to approximately $3.6 million for the nine months ended September 30, 2024 from $0.0 million for the nine months ended September 30, 2023, primarily due to an increase in upfront, commitment, closing and amendment fees earned on certain investments, due to the Company commencing operations on November 28, 2023. As of September 30, 2024, the weighted average yield of our investment portfolio was 11.5%, at amortized cost.

As of September 30, 2023, the Company had not commenced operations and did not earn any investment income during the three and nine months ended September 30, 2023.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023
Interest and debt financing expenses	$4,307	$-
Incentive fee	1,366	-
Professional fees and operating expenses	1,106	207
Base management fee	872	-
Amortization of deferred offering costs	353	-
Trustee fees	108	108
Organization costs	-	187
Total expenses, before fee waivers	$8,112	$502
Expense support reimbursement	(595)	-
Total expenses, net of fee waivers	$7,517	$502

The composition of our operating expenses for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Interest and debt financing expenses	$10,714	$-
Incentive fee	2,886	-
Professional fees and operating expenses	2,186	616
Base management fee	2,034	-
Amortization of deferred offering costs	1,051	-
Trustee fees	324	324
Organization costs	219	660
Total expenses, before fee waivers	$19,414	$1,600
Expense support reimbursement	(2,154)	-
Total expenses, net of fee waivers	$17,260	$1,600

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $4.3 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively. The increase was driven by the Company commencing operations on November 28, 2023 and entering into the GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $10.7 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was driven by the Company commencing operations on November 28, 2023 and entering into the GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility. The weighted average principal debt balance outstanding for the three months ended September 30, 2024 and 2023 was $201.2 million and $0.0 million, respectively. The weighted average principal debt balance outstanding for the nine months ended September 30, 2024 and 2023 was $165.2 million and $0.0 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 was 8.0%, and 8.2%, respectively.

Management Fee

Management fee (net of waivers) increased to $0.9 million for the three months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023. Management fee waived for the three months ended September 30, 2024 and 2023, was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $2.0 million for the nine months ended September 30, 2024 from $0.0 million for the nine months ended September 30, 2023. Management fee waived for the nine months ended September 30, 2024 and 2023, was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) was $1.4 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively. Incentive fee (net of waivers) was $2.9 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, there were no incentive fees related to the GAAP Incentive Fee. There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of September 30, 2024 and December 31, 2023.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.1 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023. Professional fees and other general and administrative expenses increased to $2.2 million for the nine months ended September 30, 2024 from $0.6 million for the nine months ended September 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party Transactions”. Expense support increased to $0.6 million for the three months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023, as the agreement was executed on September 28, 2023. Expense support increased to $2.2 million for the nine months ended September 30, 2024 from $0.0 million for the three months ended September 30, 2023, as the agreement was executed on September 28, 2023.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2024	2023
Net realized gain on investments	$37	$-
Net realized loss on investments	(67)	-
Net realized gain on foreign currency transactions	107	-
Net realized loss on foreign currency transactions	(20)	-
Net realized loss on foreign currency of debt	(252)	-
Net realized gain on forward currency exchange contracts	-	-
Net realized loss on forward currency exchange contracts	(39)
Net realized gains (losses)	$(234)	$-

Change in unrealized appreciation on investments	$2,543	$-
Change in unrealized depreciation on investments	(745)	-
Net change in unrealized appreciation on investments	1,798	-
Unrealized depreciation on foreign currency translation	-	-
Unrealized depreciation on forward currency exchange contracts	(459)	-
Net change in unrealized depreciation on foreign currency and forward currency exchange contracts	(459)	-
Unrealized depreciation on foreign currency translation on debt	(1,433)	-
Net change in unrealized appreciation	$(94)	$-
For the three months ended September 30, 2024, we had net realized gains (losses) on investments of $0.0 million. For the three months ended September 30, 2024, we had net realized gains (losses) on foreign currency transactions of $0.1 million. For the three months ended September 30, 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million.

For the three months ended September 30, 2024, we had $2.5 million in unrealized appreciation on 22 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 47 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the three months ended September 30, 2024, unrealized depreciation on forward currency exchange contracts were due to Euro forward contracts. Unrealized depreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility (as defined below).

For the three months ended September 30, 2023, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023
Net realized gain on investments	$197	$-
Net realized loss on investments	(86)	-
Net realized gain on foreign currency transactions	218
Net realized loss on foreign currency transactions	(158)	-
Net realized loss on foreign currency of debt	(264)	-
Net realized gain on forward currency exchange contracts	41	-
Net realized loss on forward currency exchange contracts	(39)
Net realized gains (losses)	$(91)	$-

Change in unrealized appreciation on investments	$4,137	$-
Change in unrealized depreciation on investments	(2,349)	-
Net change in unrealized appreciation on investments	1,788	-
Unrealized depreciation on foreign currency translation	(9)	-
Unrealized depreciation on forward currency exchange contracts	(112)	-
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(121)	-
Unrealized depreciation on foreign currency translation on debt	(1,104)	-
Net change in unrealized appreciation	$563	$-

For the nine months ended September 30, 2024, we had net realized gains (losses) on investments of $0.1 million. For the nine months ended September 30, 2024, we had net realized gains (losses) on foreign currency transactions of $0.1 million. For the nine months ended September 30, 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million, primarily as a result of settling Euro forward contracts.

For the nine months ended September 30, 2024, we had $4.1 million in unrealized appreciation on 57 portfolio company investments, which was offset by $2.3 million in unrealized depreciation on 49 portfolio company investments. Unrealized appreciation for the nine months ended September 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the nine months ended September 30, 2024, unrealized depreciation on forward currency exchange contracts were due to Euro forward contracts. Unrealized depreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility.

For the nine months ended September 30, 2023, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2024	2023
Net realized loss on foreign currency of debt	$(252)	$-
Net realized gain on foreign currency transactions	87	-
Net realized gain (loss) on forward currency exchange contracts	(39)	-
Net change in unrealized appreciation on investments due to foreign currency translation	2,226	-
Net change in unrealized depreciation on forward currency exchange contracts	(459)	-
Net change in unrealized depreciation on debt foreign currency translation	(1,433)	-
Foreign currency impact to net increase in net assets resulting from operations	$130	$-

Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(0.5) million, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.1 million for the three months ended September 30, 2024.

For the three months ended September 30, 2023, the Company had no realized or unrealized gains and losses on foreign currency net of forward currency exchange contracts.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023
Net realized loss on foreign currency of debt	$(264)	$-
Net realized gain on foreign currency transactions	60	-
Net realized gain on forward currency exchange contracts	2	-
Net change in unrealized appreciation on investments due to foreign currency translation	1,629	-
Net change in unrealized depreciation on foreign currency translation	(9)	-
Net change in unrealized depreciation on forward currency exchange contracts	(112)	-
Net change in unrealized depreciation on debt due to foreign currency	(1,104)	-
Foreign currency impact to net increase in net assets resulting from operations	$202	$-

Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(0.1) million, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations was $0.2 million for the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, the Company had no realized or unrealized gains and losses on foreign currency net of forward currency exchange contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $7.4 million and $(0.5) million, respectively. Based on the weighted average Common Shares outstanding for the three months ended September 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.73 and $(8.91), respectively.

For the nine months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $16.8 million and $(1.6) million, respectively. Based on the weighted average Common Shares outstanding for the nine months ended September 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $2.38 and $(48.66), respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities (including the GS Revolving Credit Facility, JPM Revolving Credit Facility and the SMBC Revolving Credit Facility), debt issuances and cash flows from operations. We use the net proceeds from the offering to (1) make investments in accordance with our investment strategy and policies, (2) fund repurchases under our share repurchase program, and (3) for general corporate purposes. Generally, our policy is to pay distributions and operating expenses from cash flow from operations, however, we are not restricted from funding these items from proceeds from the offering of Common Shares or other sources and may choose to do so, particularly in the earlier part of the offering.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2024 and December 31, 2023, the Company had $260.8 million and $100.0 million outstanding senior securities, respectively.

At September 30, 2024 and December 31, 2023, we had $7.9 million and $19.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2024, we had approximately $20.0 million of availability on our SMBC Revolving Credit Facility and $31.3 million of availability on our GS Revolving Credit Facility and $87.8 million on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023, we had approximately $48.0 million of availability on our SMBC Revolving Credit Facility and $52.0 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $11.4 million. During the nine months ended September 30, 2024, we used $306.3 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $391.1 million, which was offset by proceeds from principal payments and sales of investments of $73.2 million and a net increase in assets resulting from operations of $16.8 million.

During the nine months ended September 30, 2024, we were provided $294.8 million by financing activities, primarily due to borrowings on the GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility, proceeds from issuance of Common Shares and distributions paid to shareholders.

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

As of December 31, 2023, the Company had 4,431,245 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of September 30, 2024, the Company had 12,373,415 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$175,000	$143,661	$143,661	$150,000	$97,989	$97,989
JPM Revolving Credit Facility	150,000	62,152	62,152	-	-	-
SMBC Revolving Credit Facility	75,000	55,000	55,000	50,000	2,000	2,000
Total Debt	$400,000	$260,813	$260,813	$200,000	$99,989	$99,989

Distribution Policy

The following table summarizes distributions declared during the nine months ended September 30, 2024, (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
Total distributions declared			$1.6875	$11,994

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a US GAAP basis, include required adjustments to US GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a US GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$1.69	$11,994
Net realized gains	-	-	-	-	-	-
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$1.69	$11,994

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

For the nine months ended September 30, 2023, the Company did not declare or pay any distributions.

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

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase(1)	Pricing Date	(all classes)	(all classes)	Purchased(1)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%
May 31, 2024	5.00%	June 30, 2024	-	-	0.00%
August 30, 2024	5.00%	September 30, 2024	-	-	0.00%

1.
Percentage is based on total shares as of the close of the previous calendar quarter.

There were no share repurchases made during the nine months ended September 30, 2024 and 2023.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had $128.1 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew Academy, LLC - Revolver	7/26/2030	$600
AEG Vision - Delayed Draw	3/27/2026	745
AEG Vision - Delayed Draw	3/27/2026	2,500
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	89
Aviation Technical Services, Inc. - Revolver	7/12/2029	1,555
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,444
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,169
Chase Industries, Inc. - Revolver	5/12/2025	352
Choreo - Delayed Draw	2/18/2028	3,750
City Barbeque, LLC - Delayed Draw	9/4/2030	7,053
City Barbeque, LLC - Revolver	9/4/2030	2,519
Cube - Delayed Draw	5/20/2031	8,650
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ Technologies, Inc. - Delayed Draw	9/30/2029	4,199
DTIQ Technologies, Inc. - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	446
Electronic Merchant Systems, LLC - Revolver	8/1/2030	814
ERA Industries, LLC - Delayed Draw	7/25/2030	7,657
ERA Industries, LLC - Revolver	7/25/2030	2,297
E-Tech Group - Revolver	4/9/2030	658
HLRS Holdco Limited - Delayed Draw	9/27/2030	41
HLRS Holdco Limited - Delayed Draw	9/27/2030	95
JHCC Holdings, LLC - Delayed Draw	9/9/2027	4,427
LogRhythm, Inc. - Revolver	7/2/2029	476
New Milani Group LLC - Revolver	6/6/2026	2,285

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
OGH Bidco Limited - Delayed Draw	6/29/2029	2,703
PCF - Delayed Draw	11/1/2028	2,145
Pharmacy Partners - Revolver	2/28/2029	2,160
Reconomy - Delayed Draw	7/12/2029	1,626
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/2/2026	6,313
Simplicity - Revolver	12/2/2026	165
Spotless Brands, LLC - Delayed Draw	7/25/2028	9,176
Vacation Rental Brands, LLC - Delayed Draw	9/6/2031	10,806
Vacation Rental Brands, LLC - Revolver	9/6/2030	4,802
Vessco Midco Holdings, LLC - Delayed Draw	7/24/2031	2,551
Vessco Midco Holdings, LLC - Revolver	7/24/2031	996
Vital Purchaser, LLC - Revolver	8/7/2030	1,783
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	3,371
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Delayed Draw	8/29/2031	436
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Revolver	5/30/2031	162
WU Holdco, Inc. - Delayed Draw	3/26/2027	2,533
WU Holdco, Inc. - Revolver	3/26/2027	769
Total		$128,144

1.
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
2.
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2024.

As of December 31, 2023, the Company had $10.8 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Apollo Intelligence - Delayed Draw	5/31/2028	$1,188
Blackbird Purchaser, Inc. - Delayed Draw	5/11/2025	2,063
Blackbird Purchaser, Inc. - Revolver	12/19/2029	1,375
Chase Industries, Inc. - Revolver	5/11/2025	819
Concert Golf Partners Holdco - Delayed Draw	4/2/2029	89
OGH Bidco Limited - Revolver	6/29/2029	2,570
Reconomy - Revolver	6/25/2029	2,707
Total		$10,811

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024, management is not aware of any pending or threatened litigation.

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

Recent Developments

Distribution Declaration

On October 25, 2024, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about November 29, 2024 to shareholders of record as of October 31, 2024.

Share Repurchase

On November 1, 2024, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of September 30, 2024 that will close on December 2, 2024.

Goldman Sachs Revolving Credit Facility

On October 30, 2024, the BCPC I Borrower entered into a New Commitment Request (the “Second New Commitment Request”) among the BCPC I Borrower, the Company, as equity holder, the lenders from time to time party thereto, Goldman Sachs Bank USA, as administrative agent and syndication agent, and Computershare Trust Company, N.A., as collateral administrator, collateral agent and collateral custodian.

The Second New Commitment Request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $175,000,000 to $200,000,000 through the accordion feature in the GS Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allows the Fund, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP. The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the ASC 946. Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their concluded ranges.

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$143,661	$-	$-	$143,661	$-
JPM Revolving Credit Facility	62,152	-	-	62,152	-
SMBC Revolving Credit Facility	55,000	-	-	55,000	-
Total Debt Obligations	$260,813	$-	$-	$260,813	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

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

Assuming that the statement of financial condition as of September 30, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(4,869)	$(2,608)	$(1,865)
Down 200 basis points	(9,546)	(5,216)	(3,572)
Down 300 basis points	(14,112)	(7,824)	(5,188)
Up 100 basis points	4,869	2,608	1,865
Up 200 basis points	9,739	5,216	3,731
Up 300 basis points	14,608	7,824	5,597

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2024, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2024.

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

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2024 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase(1)	Pricing Date	(all classes)	(all classes)	Purchased(1)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%
May 31, 2024	5.00%	June 30, 2024	-	-	0.00%
August 30, 2024	5.00%	September 30, 2024	-	-	0.00%

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.1*	Form of Subscription Agreement.

10.2	Investment Advisory Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

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

10.16

Increasing Lender/Joinder Lender Agreement dated as of May 24, 2024, pursuant to Section 2.08(e) of the Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on August 14, 2024).

10.17*

Loan and Security Agreement, dated August 21, 2024 by and among the Company, as Servicer and as Parent, BCPC II-J, LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Deutsche Bank National Trust Company, as Collateral Administrator, Collateral Agent and Securities Intermediary.

10.18*	New Commitment Request dated October 30, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender.

10.19*	Amended and Restated Expense Support and Conditional Reimbursement Agreement with BCPC Advisors, LP.

14	Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

24.1	Powers of Attorney (incorporated by reference to Exhibit (n)(2) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on April 30, 2024).

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

Bain Capital Private Credit

Date: November 14, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 14, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer