Form 10-K
period 2024-12-31
Bain Capital Private Credit
filed 2025-03-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 14, 2025 were 0, 0 and 16,951,847 of Class S, Class D and Class I common shares, respectively. Common shares outstanding exclude March 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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

•
Global capital markets could enter a period of severe disruption and instability.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value (“NAV”) through increased net unrealized depreciation.
•
We are dependent upon key personnel of Bain Capital Credit and our Advisor.
•
Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest;
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

ii

•
Our Advisor and Administrator have the ability to resign on 120 days’ and 60 days’ notice, respectively, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
•
We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company ("RIC") or do not distribute all of our taxable income.
•
Investing in our Common Shares involves an above average degree of risk.
•
Geopolitical events, including international sanctions, may have material adverse impact on us and our portfolio companies.
•
Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We may be the target of litigation.

iii

PART I

Item 1. Business

General

Bain Capital Private Credit (the “Company”) was formed on December 21, 2021 as a Delaware statutory trust structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on November 28, 2023. The Company elected on February 3, 2023 to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to operate in a manner so as to continuously qualify, for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”).

Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Board of Trustees (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of eight trustees, five of whom are independent.

Under normal conditions, we invest at least 80% of our Managed Assets (measured at the time of investment) in private credit investments. “Managed Assets” means our total assets (including any assets attributable to money borrowed for investment purposes) minus the sum of our accrued liabilities (other than money borrowed for investment purposes). Our primary focus is capitalizing on opportunities within Bain Capital Credit's Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt). We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be at fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Our investments are subject to a number of risks. See “Item 1A. Risk Factors - Risks Relating to Our Investments.”

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate except for vehicles managed by the Special Situations team) had approximately $51.0 billion in assets under management as of December 31, 2024. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $24.0 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $3.1 billion has been invested within the 12-month period ended September 30, 2024) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

Investment Focus

Under normal conditions, we intend to invest at least 80% of our Managed Assets measured at the time of investment) in private credit investments. Our primary focus is capitalizing on opportunities by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in EBITDA. However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt) and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

As of December 31, 2024, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$687,623	95.9%	$685,846	95.7%
Preferred Equity	14,360	2.0	14,694	2.0
Equity Interest	9,529	1.3	10,984	1.5
Subordinated Debt	5,399	0.8	5,147	0.7
Warrants	-	-	628	0.1
Total	$716,911	100.0%	$717,299	100.0%

As of December 31, 2023, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$188,766	98.0%	$188,789	98.0%
Preferred Equity	3,875	2.0	3,875	2.0
Equity Interest	90	0.0	90	0.0
Total	$192,731	100.0%	$192,754	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$70	-%	1	1.2%
2	705,331	98.3	84	97.6
3	11,898	1.7	1	1.2
4	-	-	-	-
Total	$717,299	100.0%	86	100.0%
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.5 million, $0.0 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator or BCSF Advisors, LP will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital.

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

On March 22, 2024, the BCPC I Borrower entered into a commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the GS Revolving Credit Facility. On October 30, 2024, the BCPC I Borrower entered into a new commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The new commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $175,000,000 to $200,000,000 through the accordion feature in the GS Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

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

As of December 31, 2024, there were $190.1 million in borrowings under the GS Revolving Credit Facility.

JPM Revolving Credit Facility

On August 21, 2024, the Company entered into a revolving credit facility (the “JPM Revolving Credit Facility”) with the Company as servicer and as parent, BCPC II-J LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower (the “BCPC II Borrower”), the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent (“JPMorgan”) and Deutsche Bank National Trust Company, as collateral administrator, collateral agent and securities intermediary.

The maximum commitment amount under the JPM Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the JPM Revolving Credit Facility may be used, among other things, to (i) fund portfolio investments by the BCPC II Borrower and to make advances under delayed draw term loans and revolving loans where the BCPC II Borrower is a lender. Borrowings under the JPM Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.30%. The BCPC II Borrower is required to utilize a minimum percentage of the commitments under the JPM Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for U.S. dollar advances as described above. The BCPC II Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the JPM Revolving Credit Facility, in addition to an administrative agency fee and certain other fees as agreed between the BCPC II Borrower and JPMorgan.

On December 13, 2024, the BCPC II Borrower entered into the first amendment (the “JPM First Amendment”) to the JPM Revolving Credit Facility, by and among the BCPC II Borrower, as borrower, the Company, as servicer and as parent, the lenders from time to time party thereto, JPMorgan, as administrative agent, and Deutsche Bank National Trust Company, as collateral agent, as collateral administrator, and as securities intermediary.

The JPM First Amendment provides for, among other things, (i) an increase in the maximum facility amount from $150,000,000 to $250,000,000, (ii) a decrease in the applicable margin for advances from 2.30% per annum to 2.25% per annum, and (iii) the payment of certain fees as agreed between the Company and JPMorgan.

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

As of December 31, 2024, there were $116.0 million in borrowings under the JPM Revolving Credit Facility.

SMBC Revolving Credit Facility

On December 29, 2023, the Company entered into a senior secured revolving credit agreement (as amended, supplemented, amended and restated, or otherwise modified from time to time, the “SMBC Revolving Credit Facility”) as borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger. The SMBC Revolving Credit Facility is effective as of December 29, 2023 (the “Closing Date”).

The facility amount under the SMBC Revolving Credit Facility was $50,000,000 with an accordion provision to permit increases to the total facility amount up to $500,000,000. Proceeds of the loans under the SMBC Revolving Credit Facility may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquiring and funding investments permitted under the SMBC Revolving Credit Facility, and such other uses as permitted under the SMBC Revolving Credit Facility. The maturity date is December 18, 2029.

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

On May 24, 2024, the Company entered into a Commitment Increase Supplement (the “Joinder Agreement”) between the Company and Sumitomo Mitsui Banking Corporation, as increasing lender and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility, among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $50,000,000 to $75,000,000.

On November 13, 2024, the Company entered into the first amendment to the SMBC Revolving Credit Facility (the “SMBC First Amendment”) among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto, as amended to date, including by the SMBC First Amendment.

Effective as of September 27, 2024, the SMBC First Amendment provides for, among other things, an extension of the period by which the Company must obtain an investment grade rating from a national recognized rating agency from nine to twenty-one months following the anniversary of the Closing Date, failure of which would result in an increase in margin by 0.125% per annum until such rating is obtained.

On December 18, 2024, the Company entered into the second amendment to the SMBC Revolving Credit Facility (the “SMBC Second Amendment”) among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto.

The SMBC Second Amendment provides for, among other things, (i) an extension of the revolver availability period from December 2027 to December 2028, (ii) an extension of the scheduled maturity date from December 2028 to December 2029, (iii) an increase of the accordion provision to permit increases of term and revolving commitments to a total facility amount of up to $800,000,000, (iv) an increase of the total facility amount from $75,000,000 to $315,000,000, (v) a reduction of the applicable margin to (A) with respect to any ABR Loan, 1.00% per annum and (B) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum, (vi) a reset of the minimum shareholders’ equity test, and (vii) the joinder of new lenders to the SMBC Revolving Credit Facility.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2024, there were $72.0 million in borrowings under the SMBC Revolving Credit Facility.

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

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our shareholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

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

As of December 31, 2024, we had approximately $378.1 million of outstanding borrowings under (i) the GS Revolving Credit Facility, (ii) the SMBC Revolving Credit Facility and, (iii) the JPM Revolving Credit Facility . The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2024 was 7.7% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the Borrowings in the future and we may increase the size of the Borrowings or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our Board’s assessments of market and other factors at the time of any proposed borrowing.

The Borrowings impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Borrowings or to add new or replacement debt facilities or to issue debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming that we employ (i) our actual asset coverage ratio as of December 31, 2024 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2024, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common shareholder assuming actual asset coverage as of December 31, 2024 (182%) (1)	(29.14)%	(18.64)%	(8.14)%	2.35%	12.85%
Corresponding return to common shareholder assuming 150% asset coverage (2)	(45.89)%	(30.66)%	(15.44)%	(0.22)%	15.01%

(1)
Based on (i) $752.5 million in total assets as of December 31, 2024 (ii) $378.1 million in outstanding indebtedness as of December 31, 2024, (iii) $358.4 million in net assets as of December 31, 2024, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.7%.
(2)
Based on (i) $1,091.3 million in total assets on a pro forma basis as of December 31, 2024, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $716.8 million in outstanding indebtedness on a pro forma basis as of December 31, 2024 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $358.4 million in net assets as of December 31, 2024, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.7%.

The discontinuation of LIBOR could have a significant impact on our business.

The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of all LIBOR settings has ceased. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., SOFR), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding the long-term effects of the transition from LIBOR, including, but not limited to, how this will impact the cost and value of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to any floating rate benchmarks that may be enacted in the future. The elimination of LIBOR or any other floating rate benchmark or any other changes or reforms to the determination or supervision of any other floating rate benchmark could have an adverse impact on the market for or value of any linked (or in the case of LIBOR, formerly-linked) securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, when any applicable floating rate benchmark ceases to exist, the Company may need to renegotiate credit agreements extending beyond the related phase out date with portfolio companies that continue to utilize that benchmark as a factor in determining the interest rate, in order to replace the benchmark with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of such a benchmark, some or all of these credit agreements may bear a lower interest rate, which could have an adverse impact on the Company’s results of operations. If the Company is unable to renegotiate certain terms of its credit facilities amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations.

We are and may be subject to restrictions under our debt agreements and any future credit or other borrowing facility that could adversely impact our business.

Our debt agreements and any future credit or other borrowing facility may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; our Board may, without shareholder action, amend our Declaration of Trust to increase the number of our Common Shares, of any class or series, that we will have authority to issue; and our Declaration of Trust provides that, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each. These provisions may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Shares and could entrench management. In particular, a classified Board with three-year staggered terms could delay the ability of shareholders to change the membership of a majority of the Board.

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

As a BDC, we are subject to a portion of the 1940 Act. In addition, we have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that the BDC will achieve results similar to those of other vehicles managed by Bain Capital Credit and/or our Advisor.

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

While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has relaxed its monetary policies and cut the interest rates to support the broader economy. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

We invest in middle market companies, which involve higher risks than investments in larger companies.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the Diversification Tests (as defined above in “Item 1. Business — Election to be Taxed as a RIC — Taxation as a RIC”) associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, our assets may not be diversified. Any such non-diversification would increase the risk of loss to us if there was a decline in the market value of any loan in which we had invested a large percentage of its assets. If a large portion of our assets is held in cash or similarly liquid form, our performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a “diversified” fund. We may have a more concentrated or less broad and varied portfolio than a “diversified” fund. A more concentrated portfolio can cause a portfolio such as ours to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in generally accepted accounting principles in the United States of America (“U.S. GAAP”) rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

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

We may retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “Item 1. Business — Certain U.S. Federal Income Tax Consequences.”

Our business may be adversely affected if we fail to maintain our qualification as a RIC.

To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below above in “Item 1. Business — Election to be Taxed as a RIC — Taxation as a RIC”. The Annual Distribution Requirement will be satisfied if we distribute distributions to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by making distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

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

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. The distributions we pay to our shareholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a shareholder’s adjusted tax basis in our Common Shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of such shares. Distributions in excess of a shareholder’s adjusted tax basis in our Common Shares will generally constitute capital gains to such shareholder.

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

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war, the Israel-Hamas war, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions. As a BDC, we are generally not able to issue additional common shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

The Company and Bain Capital Credit may be subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are examples of such laws, and Bain Capital Credit anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on Bain Capital Credit and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.

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

We are subject to risks associated with artificial intelligence.

In recent years, technological advances have fueled the rapid growth of artificial intelligence (“AI”), in particular generative AI, and accordingly, the use of AI is becoming increasingly prevalent in a number of sectors. Due to the rate at which AI is improving and the scope of its potential application is therefore broadening, at this time, it is unclear what impact (including, where relevant, opportunities) AI may have on the Company and/or the Company’s investments, as well as the wider financial sector. Inappropriate deployment of AI by a portfolio investment of the Company could have a material adverse impact on such investment, and therefore a negative impact on the Company and investors. The rise of AI has also brought a renewed focus from governments and regulators on the regulation of such technology. The world’s first comprehensive laws to regulate AI were agreed by the EU at the end of 2023, although these are not likely to come into full force and effect until 2026. Other jurisdictions (including the U.S. and UK) are considering or proposing their own approaches to the regulation of AI. Such laws and/or regulations could have a material adverse impact on the Company and/or the Company’s investments.

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

Certain of our portfolio companies may be impacted by inflation as well as actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Actions by the U.S. Federal Reserve and certain other central banks or monetary authorities may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. It is difficult to predict the magnitude or timing of these interest rate changes and the impact such actions will have on the Company’s portfolio companies and the markets where they operate.

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

In response to Russia’s invasion of Ukraine in 2022 countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. The outbreak of hostilities in the Middle East could also escalate further. The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

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

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). We cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with shareholders, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has issued rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

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

Bain Capital’s CISO and Information Security Team are responsible for the Cybersecurity Program applicable to the Company and, along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on Bain Capital’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 10 years and has more than 14 years’ experience in information security, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. Members of Bain Capital’s management also possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. Bain Capital’s CISO has deep expertise in cybersecurity, holding the CISSP certification and having completed an Executive Master’s in Cyber Security from Brown University and having received a Chief Risk Officer Certificate from Carnegie Mellon. Members of Bain Capital’s Information Security Team hold various industry certifications and regularly attend trainings and industry conferences

Item 2. Properties

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuance

Our Common Shares consist of three classes of our Common Shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 14, 2025 there were zero holders of record of our Class S Common Shares, zero holders of record of our Class D Common Shares and 171 holders of record of our Class I Common Shares.

We determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents each month-end NAV per share for Class I Common Shares during the years ended December 31, 2024 and 2023:

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40
July 31, 2024	25.45
August 31, 2024	25.47
September 30, 2024	25.57
October 31, 2024	25.60
November 30, 2024	25.67
December 31, 2024	25.62

NAV Per Share
For the Months Ended	Class I
November 30, 2023	$25.00
December 31, 2023	24.88

There were no Class S Common Shares or Class D Common Shares issued during the years ended December 31, 2024 and 2023.

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

The Company has elected to be treated as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment,

among other things, the Company must distribute dividends to our shareholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for distributions paid. In order to avoid 4% excise taxes imposed on RICs, the Company is required to distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.

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

The following table summarizes distributions declared during the years ended December 31, 2024 and 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
October 25, 2024	October 31, 2024	November 29, 2024	0.1875	2,320
November 22, 2024	November 30, 2024	December 31,2024	0.1875	2,526
December 23, 2024	December 31, 2024	January 31,2025	0.1875	2,634
December 23, 2024	December 31, 2024	January 31,2025	0.2400	3,372	(1)
Total distributions declared			$2.4900	$22,846

(3)
Represents a special dividend.

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.1700	$685
November 30, 2023	November 30, 2023	December 29, 2023	0.1700	685	(1)
December 29, 2023	December 29, 2023	January 31, 2024	0.1875	831
Total distributions declared			$0.5275	$2,201

(1)
Represents a special dividend.

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

During the year ended December 31, 2024, 60,000 shares were repurchased. During the year ended December 31, 2023, no shares were repurchased.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Senior Securities

Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2024, 2023, 2022 and 2021, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2024	$378.1	$1,948.0	—	N/A
December 31, 2023	100.0	2,102.8	—	N/A
December 31, 2022	—	N/A	—	N/A
December 31, 2021(5)	—	N/A	—	N/A
Total Senior Securities
December 31, 2024	$378.1	$1,948.0	—	N/A
December 31, 2023	100.0	2,102.8	—	N/A
December 31, 2022	—	N/A	—	N/A
December 31, 2021(5)	—	N/A	—	N/A

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

Overview

The Company is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Advisers Act. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCPC Advisors”). The Company commenced operations on November 28, 2023. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

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

Our primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt) and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be at fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Our investments are subject to a number of risks.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2024 and December 31, 2023, 98.2% and 100.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.6 million, $0.0 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.5 million, $0.0 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024 and 2023, the Company's asset coverage ratio was 194.8% and 210.3%, respectively.

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

Portfolio and Investment Activity

During the year ended December 31, 2024, we invested $601.7 million, including PIK, in 88 portfolio companies, and had $79.9 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $521.8 million for the year. Of the $601.7 million invested during the year ended December 31, 2024, $74.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the year ended December 31, 2023, we invested $202.3 million, including PIK, in 19 portfolio companies, and had $11.4 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $190.9 million for the year. Of the $202.3 million invested during the year ended December 31, 2023, $1.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$687,623	95.9%	$685,846	95.7%	11.1%	11.1%
Preferred Equity	14,360	2.0	14,694	2.0	13.6	13.6
Equity Interest	9,529	1.3	10,984	1.5	-	-
Subordinated Debt	5,399	0.8	5,147	0.7	13.8	13.8
Warrants	-	-	628	0.1	-	-
Total	$716,911	100.0%	$717,299	100.0%	11.2%	11.2%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$188,766	98.0%	$188,789	98.0%	12.2%	12.2%
Preferred Equity	3,875	2.0	3,875	2.0	-	-
Equity Interest	90	0.0	90	0.0	—	-
Total	$192,731	100.0%	$192,754	100.0%	12.2%	12.2%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	86
Percentage of debt bearing a floating rate (1)	98.2%
Percentage of debt bearing a fixed rate (1)	1.8%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	19
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	-%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$716,911	100.0%	$717,299	100.0%
Non-accrual	-	-	-	-
Total	$716,911	100.0%	$717,299	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$192,731	100.0%	$192,754	100.0%
Non-accrual	-	-	-	-
Total	$192,731	100.0%	$192,754	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, there were no loans placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were no loans placed on non-accrual in the Company's portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$687,623	93.8%	$685,846	93.5%
Preferred Equity	14,360	2.0	14,694	2.0
Equity Interest	9,529	1.3	10,984	1.5
Warrants	-	0.0	628	0.1
Subordinated Debt	5,399	0.7	5,147	0.7
Cash and Cash Equivalents	15,441	2.1	15,441	2.1
Restricted Cash	50	0.0	50	0.0
Foreign Cash	1,006	0.1	898	0.1
Total	$733,408	100.0%	$733,688	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$70	-%	1	1.2%
2	705,331	98.3	84	97.6
3	11,898	1.7	1	1.2
4	-	-	-	-
Total	$717,299	100.0%	86	100.0%

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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II are $100 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone.

As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II.

Results of Operations

Our operating results for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023(1)	2022
Total investment income	$54,165	$2,393	$-
Total expenses, net of fee waivers	28,634	1,227	1,094
Net investment income before taxes	25,531	1,166	(1,094)
Less: Income taxes, including excise tax	200	-	-
Net investment income (loss)	25,331	1,166	(1,094)
Net realized gain (loss)	382	1,814	-
Net change in unrealized appreciation	2,647	(196)	-
Net increase in net assets resulting from operations	$28,360	$2,784	$(1,094)

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

Investment Income

The composition of our investment income for year ended December 31, 2024 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest from investments	$46,215	$2,265	$-
Dividend income	1,482	-
PIK income	515	-	-
Other income	5,953	128	-
Total investment income	$54,165	$2,393	$-

Interest income from investments, which includes interests and accretion of discounts and fees, increased to $46.2 million for the year ended December 31, 2024 from $2.3 million for the year ended December 31, 2023, due to an increase in investment portfolio size. Dividend income increased to $1.5 million for the year ended December 31, 2024 from $0.0 million for the year ended December 31, 2023, due to an increase in investment portfolio size. PIK income increased to $0.5 million for the year ended December 31, 2024 from $0.0 million for the year ended December 31, 2023 due to an increase in investment portfolio size. Other income increased to approximately $6.0 million for the year ended December 31, 2024 from $0.1 million for the year ended December 31, 2023, primarily due to an increase in investment portfolio size and increase in upfront, commitment and closing fees earned on certain investments. For the year ended December 31, 2024, the weighted average yield of our investment portfolio was 11.2%, at amortized cost.

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

For the year December 31, 2022 the Company did not earn any investment income.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest and debt financing expenses	$17,339	$772	$-
Incentive fee	4,471	437	-
Professional fees and operating expenses	3,692	924	391
Base management fee	3,350	140	-
Amortization of deferred offering costs	1,285	112	-
Trustee fees	432	432	324
Organization costs	219	996	379
Total expenses, before fee waivers	$30,788	$3,813	$1,094
Base management fee waiver	-	(8)	-
Incentive fee waiver	-	(289)	-
Expense support reimbursement	(2,154)	(2,289)	-
Total expenses, net of fee waivers	$28,634	$1,227	$1,094

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $17.3 million, $0.8 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase was driven by an increase in portfolio and investment activities and entering into the GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility. The weighted average principal debt balance outstanding for the years ended December 31, 2024, 2023 and 2022 was $206.4 million, $97.0 million and $0.0 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for years ended December 31, 2024, 2023 and 2022 was 7.7%, 8.2% and 0.0%, respectively.

Management Fee

Management fee (net of waivers) increased to $3.4 million for the year ended December 31, 2024 from $0.1 million for the year ended December 31, 2023. Management fee (net of waivers) increased to $0.1 million for the year ended December 31, 2023 from $0.0 million for the year ended December 31, 2022. Management fee waived for the years ended December 31, 2024, 2023 and 2022, was $0.0 million, $0.0 million and $0.0 million, respectively.

For the year ended December 31, 2022, no management fees were accrued or paid.

Incentive Fee

Incentive fee (net of waivers) was $4.5 million, $0.1 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase was driven by an increase in pre-incentive fee net investment income due to the increase in portfolio size. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million, $0.3 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, there were no incentive fees related to the GAAP Incentive Fee (as defined below). There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of December 31, 2024, 2023 and 2022,.

For the year ended December 31, 2022, no incentive fees were accrued or paid.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $3.7 million for the year ended December 31, 2024 from $0.9 million for the year ended December 31, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as investment activities continue to ramp. Professional fees and other general and administrative expenses increased to $0.9 million for the year ended December 31, 2023 from $0.4 million for the year ended December 31, 2022, primarily due to an increase in costs associated with servicing our investment portfolio as operations for the Company commenced on November 28, 2023.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party Transactions Investment Advisory Agreement”. Expense support decreased to $2.2 million for the year ended December 31, 2024 from $2.3 million for the year ended December 31, 2023, as the Company has scaled and its expense ratio has decreased.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2024 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net realized gain on investments	$563	$1,855	$-
Net realized loss on investments	(100)	(110)	-
Net realized gain on foreign currency transactions	233	31	-
Net realized loss on foreign currency transactions	(183)	(10)	-
Net realized loss on foreign currency of debt	(264)	-	-
Net realized gain on forward currency exchange contracts	172	48	-
Net realized loss on forward currency exchange contracts	(39)	-	-
Net realized gains	$382	$1,814	$-

Change in unrealized appreciation on investments	$4,974	$2,700	$-
Change in unrealized depreciation on investments	(4,609)	(2,677)	-
Net change in unrealized appreciation on investments	365	23	-
Change in unrealized appreciation on foreign currency translation	(108)	(129)	-
Change in unrealized appreciation on forward currency exchange contracts	1,582	(90)	-
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	1,474	(219)	-
Change in unrealized appreciation on foreign currency translation on debt	808	-	-
Net change in unrealized appreciation	$2,647	$(196)	$-

For the year ended December 31, 2024, we had net realized gains (losses) on investments of $0.5 million which were primarily driven by full or partial sales or paydowns of our investments. For the year ended December 31, 2024, we had net realized gains (losses) on foreign currency transactions of $(0.2) million primarily as a result of fluctuations in the EUR, GBP, NZD and AUD exchange rates . For the year ended December 31, 2024, we had net realized gains (losses) on forward currency contracts of $0.1 million primarily as a result of settling EUR and GBP forward contracts.

For the year ended December 31, 2024, we had $5.0 million in unrealized appreciation on 37 portfolio company investments, which was offset by $4.6 million in unrealized depreciation on 46 portfolio company investments. Unrealized appreciation for the year ended December 31, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the year ended December 31, 2024, unrealized appreciation on forward currency exchange contracts were due to Euro forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility (as defined below).

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

For the year ended December 31, 2023, unrealized depreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized depreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the Goldman Sachs Facility.

For the year ended December 31, 2022, the Company had no realized or unrealized gains and losses on investments.

The following table summarizes the impact of foreign currency for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net realized loss on foreign currency of debt	$(264)	$(10)	$-
Net realized gain on foreign currency transactions	50	21	-
Net realized gain on forward currency exchange contracts	133	48	-
Net change in unrealized appreciation on investments due to foreign currency translation	(2,103)	6	-
Net change in unrealized appreciation on foreign currency translation	(108)	(135)	-
Net change in unrealized appreciation on forward currency exchange contracts	1,582	(90)	-
Net change in unrealized appreciation on debt due to foreign currency	808	168	-
Foreign currency impact to net increase in net assets resulting from operations	$98	$8	$-

Included in total net gains (losses) on the consolidated statements of operations were gains (losses) of (1.6) million, $0.1 million and $0.0 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2024, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.7 million, $0.0 million and $0.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.1 million, $0.0 million and $0.0 million the years ended December 31, 2024, 2023 and 2022, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2024, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $28.4 million, $2.8 million, and $(1.1) million respectively. Based on the weighted average Common Shares outstanding for the year ended December 31, 2024 and 2023, our per share net increase in net assets resulting from operations was $3.23 and $0.41, respectively. Based on the weighted average Common Shares outstanding for the year ended December 31, 2022, our per share net increase in net assets resulting from operations was not meaningful.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2024 and December 31, 2023, the Company had $378.1 million and $100.0 million outstanding senior securities, respectively.

At December 31, 2024 and 2023, we had $16.4 million and $19.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2024, we had approximately $243.0 million of availability on our SMBC Revolving Credit Facility, $9.9 million of availability on our GS Revolving Credit Facility and $134.0 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023, we had approximately $48.0 million of availability on our SMBC Revolving Credit Facility and $52.0 million of availability on our GS Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the year ended December 31, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $2.9 million. During the year ended December 31, 2024, we used $501.1 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $605.5 million, which was offset by proceeds from principal payments and sales of investments of $83.5 million and a net increase in assets resulting from operations of $28.4 million.

During the year ended December 31, 2024, we utilized $498.2 million for financing activities, primarily due to borrowings on our GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility and proceeds from issuance of Common Shares.

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

As of December 31, 2024, the Company had 13,988,959 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of December 31, 2023, the Company had 4,431,245 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of December 31, 2024 and 2023 were as follows:

	December 31, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$190,060	$190,060	$150,000	$97,989	$97,989
JPM Revolving Credit Facility	250,000	116,041	116,041	-	-	-
SMBC Revolving Credit Facility	315,000	72,000	72,000	50,000	2,000	2,000
Total Debt	$765,000	$378,101	$378,101	$200,000	$99,989	$99,989

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

On March 22, 2024, the BCPC I Borrower entered into a commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the GS Revolving Credit Facility. On October 30, 2024, the BCPC I Borrower entered into a new commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The new commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $175,000,000 to $200,000,000 through the accordion feature in the GS Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

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

As of December 31, 2024 and 2023, there were $190.1 million and $98.0 million in borrowings under the GS Revolving Credit Facility, respectively.

SMBC Revolving Credit Facility

On December 29, 2023, the Company entered into a senior secured revolving credit agreement (as amended, supplemented, amended and restated, or otherwise modified from time to time, the “SMBC Revolving Credit Facility”) as borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger. The SMBC Revolving Credit Facility is effective as of December 29, 2023 (the “Closing Date”).

The facility amount under the SMBC Revolving Credit Facility was $50,000,000 with an accordion provision to permit increases to the total facility amount up to $500,000,000. Proceeds of the loans under the SMBC Revolving Credit Facility may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquiring and funding investments permitted under the SMBC Revolving Credit Facility, and such other uses as permitted under the SMBC Revolving Credit Facility. The maturity date is December 18, 2029.

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

On May 24, 2024, the Company entered into a Commitment Increase Supplement (the “Joinder Agreement”) between the Company and Sumitomo Mitsui Banking Corporation, as increasing lender and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility, among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $50,000,000 to $75,000,000.

On November 13, 2024, the Company entered into the first amendment to the SMBC Revolving Credit Facility (the “SMBC First Amendment”) among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto, as amended to date, including by the SMBC First Amendment.

Effective as of September 27, 2024, the SMBC First Amendment provides for, among other things, an extension of the period by which the Company must obtain an investment grade rating from a national recognized rating agency from nine to twenty-one months following the anniversary of the Closing Date, failure of which would result in an increase in margin by 0.125% per annum until such rating is obtained.

On December 18, 2024, the Company entered into the second amendment to SMBC Senior Secured Revolving Credit Facility (the “SMBC Second Amendment”) among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto.

The SMBC Second Amendment provides for, among other things, (i) an extension of the revolver availability period from December 2027 to December 2028, (ii) an extension of the scheduled maturity date from December 2028 to December 2029, (iii) an increase of the accordion provision to permit increases of term and revolving commitments to a total facility amount of up to $800,000,000, (iv) an increase of the total facility amount from $75,000,000 to $315,000,000, (v) a reduction of the applicable margin to (A) with respect to any ABR Loan, 1.00% per annum and (B) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum, (vi) a reset of the minimum shareholders’ equity test, and (vii) the joinder of new lenders to the SMBC Revolving Credit Facility.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2024 and 2023, there were $72.0 million and $2.0 million in borrowings under the SMBC Revolving Credit Facility, respectively.

JPM Revolving Credit Facility

On August 21, 2024, the Company entered into a revolving credit facility (the “JPM Revolving Credit Facility”) with the Company as servicer and as parent, BCPC II-J LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower (the “BCPC II Borrower”), the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent (“JPMorgan”) and Deutsche Bank National Trust Company, as collateral administrator, collateral agent and securities intermediary.

The maximum commitment amount under the JPM Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the JPM Revolving Credit Facility may be used, among other things, to (i) fund portfolio investments by the BCPC II Borrower and to make advances under delayed draw term loans and revolving loans where the BCPC II Borrower is a lender. Borrowings under the JPM Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.30%. The BCPC II Borrower is required to utilize a minimum percentage of the commitments under the JPM Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for U.S. dollar advances as described above. The BCPC II Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the JPM Revolving Credit Facility, in addition to an administrative agency fee and certain other fees as agreed between the BCPC II Borrower and JPMorgan.

On December 13, 2024, the BCPC II Borrower entered into the first amendment (the “JPM First Amendment”) to the JPM Revolving Credit Facility, by and among the BCPC II Borrower, as borrower, the Company, as servicer and as parent, the lenders from time to time party thereto, JPMorgan, as administrative agent, and Deutsche Bank National Trust Company, as collateral agent, as collateral administrator, and as securities intermediary.

The JPM First Amendment provides for, among other things, (i) an increase in the maximum facility amount from $150,000,000 to $250,000,000, (ii) a decrease in the applicable margin for advances from 2.30% per annum to 2.25% per annum, and (iii) the payment of certain fees as agreed between the Company and JPMorgan.

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

As of December 31, 2024 and 2023, there were $116.0 million and $0.0 million in borrowings under the SMBC Revolving Credit Facility, respectively.

Distribution Policy

The following table summarizes distributions declared during the year ended December 31, 2024 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
October 25, 2024	October 31, 2024	November 29, 2024	0.1875	2,320
November 22, 2024	November 30, 2024	December 31,2024	0.1875	2,526
December 23, 2024	December 31, 2024	January 31,2025	0.1875	2,634
December 23, 2024	December 31, 2024	January 31,2025	0.2400	3,372	(1)
Total distributions declared			$2.4900	$22,846

(4)
Represents a special dividend.

The following table summarizes distributions declared during the year ended December 31, 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.1700	$685
November 30, 2023	November 30, 2023	December 29, 2023	0.1700	685	(1)
December 29, 2023	December 29, 2023	January 31, 2024	0.1875	831
Total distributions declared			$0.5275	$2,201

(2)
Represents a special dividend.

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the years ended December 31, 2024 and December 31, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$2.40	$21,941
Net realized gains	-	-	-	-	0.09	905
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$2.49	$22,846

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$0.32	$1,358
Net realized gains	-	-	-	-	0.21	843
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$0.53	$2,201

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

For the year ended December 31, 2022, the Company did not declare or pay any distributions.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

The following table further summarizes the share repurchases completed during the year ended December 31, 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%
May 31, 2024	5.00%	June 30, 2024	-	-	0.00%
August 31, 2024	5.00%	September 30, 2024	-	-	0.00%
November 30, 2024	5.00%	December 31, 2024	1,537	60,000	0.58%

1.
Amounts shown are net of early repurchase deduction, if any.
2.
Percentage is based on total shares as of the close of the previous calendar quarter.

Commitments and Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had $147.4 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew Academy, LLC - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	4,500
AEG Vision - Delayed Draw	3/27/2026	1,020
AgroFresh Solutions - Revolver	3/31/2028	98
Alert SRC Newco, LLC - Delayed Draw	12/11/2030	4,091
Alert SRC Newco, LLC - Revolver	12/11/2030	1,227
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,663
AMI Buyer, Inc - Revolver	10/17/2031	1,727
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	169
Aviation Technical Services, Inc. - Revolver	7/12/2029	2,222
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,327
Blackbird Purchaser, Inc. - Revolver	12/29/2029	1,031
Chase Industries, Inc. - Revolver	5/12/2025	388
Choreo - Delayed Draw	2/18/2028	3,750
City Barbeque, LLC - Delayed Draw	9/4/2030	7,053
City Barbeque, LLC - Revolver	9/4/2030	2,519
Concessions Development Group, LLC - Delayed Draw	6/21/2029	410
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ Technologies, Inc. - Delayed Draw	9/30/2029	4,199
DTIQ Technologies, Inc. - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	510
Easy Ice, LLC - Delayed Draw	10/30/2030	4,203
Easy Ice, LLC - Revolver	10/30/2030	2,101
Electronic Merchant Systems, LLC - Revolver	8/1/2030	814
ERA Industries, LLC - Delayed Draw	7/25/2030	1,302
ERA Industries, LLC - Revolver	7/25/2030	2,297
E-Tech Group - Revolver	4/9/2030	731
Fiesta Holdings, LLC - Revolver	10/23/2029	696
Foyle Bidco Limited - Delayed Draw	12/20/2031	883
Foyle Bidco Limited - Delayed Draw	12/20/2031	588
Foyle Bidco Limited - Delayed Draw	12/20/2031	635
Foyle Bidco Limited - Revolver	6/20/2031	147
Govineer Solutions, LLC - Delayed Draw	10/7/2030	6,000
Govineer Solutions, LLC - Revolver	10/7/2030	4,000
Helios Service Partners, LLC - Delayed Draw	3/19/2027	910
Helios Service Partners, LLC - Delayed Draw	3/19/2027	294
Helios Service Partners, LLC - Delayed Draw	3/19/2027	227
Helios Service Partners, LLC - Revolver	3/19/2027	685
HLRS Holdco Limited - Delayed Draw	9/27/2030	84
JHCC Holdings, LLC - Delayed Draw	9/9/2027	825
Lagerbox - First Lien Senior Secured Loan	12/20/2028	777
LogRhythm, Inc. - Revolver	7/2/2029	476
New Milani Group LLC - Revolver	6/6/2026	2,285
OGH Bidco Limited - Delayed Draw	6/29/2029	2,527
Orion Midco, LLC - Revolver	11/21/2030	3,445
PayRange, LLC - Revolver	10/31/2030	843

PBIGroup, LLC - Revolver	10/25/2029	2,353
PCF - Delayed Draw	11/1/2028	1,036
Pharmacy Partners - Revolver	2/28/2029	2,160
Pinnacle Acquisition, LLC - Delayed Draw	11/12/2030	2,308
Pinnacle Acquisition, LLC - Revolver	11/12/2030	2,308
PMA Parent Holdings, LLC - Revolver	1/31/2031	1,191
Reconomy - Delayed Draw	7/12/2029	787
RetailNext Holdings, Inc - Revolver	12/5/2030	1,667
RN Enterprises, LLC - Delayed Draw	10/17/2031	4,225
RN Enterprises, LLC - Revolver	10/17/2031	2,353
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	5,063
Simplicity - Revolver	12/31/2031	2,532
Spotless Brands, LLC - Delayed Draw	7/25/2028	4,394
Vacation Rental Brands, LLC - Delayed Draw	9/6/2031	1,775
Vacation Rental Brands, LLC - Revolver	9/6/2030	2,924
Vessco Midco Holdings, LLC - Delayed Draw	7/24/2031	2,203
Vessco Midco Holdings, LLC - Revolver	7/24/2031	996
Vital Purchaser, LLC - Revolver	8/7/2030	1,783
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	1,334
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Delayed Draw	8/29/2031	405
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Revolver	5/30/2031	60
WU Holdco, Inc. - Delayed Draw	3/26/2027	2,533
WU Holdco, Inc. - Revolver	3/26/2027	708
Total		$147,422

3.
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
4.
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2024

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management is not aware of any pending or threatened litigation.

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

Recent Developments

Distribution Declaration

On February 24, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about March 31, 2025 to shareholders of record as of February 28, 2025.

Share Repurchase

On February 3, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of December 31, 2024 that closed on March 3, 2025.

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
•
Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
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

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$190,060	$-	$-	$190,060	$-
JPM Revolving Credit Facility	116,041	-	-	116,041	-
SMBC Revolving Credit Facility	72,000	-	-	72,000	-
Total Debt Obligations	$378,101	$-	$-	$378,101	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

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

Assuming that the statement of financial condition as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(6,929)	$(3,781)	$(2,676)
Down 200 basis points	(13,665)	(7,562)	(5,188)
Down 300 basis points	(20,158)	(11,343)	(7,493)
Up 100 basis points	6,970	3,781	2,711
Up 200 basis points	13,941	7,562	5,422
Up 300 basis points	20,911	11,343	8,133

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 101.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Bain Capital Private Credit

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Private Credit and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the period December 21, 2021 (inception) through December 31, 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the three years in the period ended December 31, 2024, and for the period December 21, 2021 (inception) through December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, agent banks, portfolio company investees and brokers. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2025

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016.

Bain Capital Specialty Finance, Inc.

Bain Capital Private Credit

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Investments at fair value:
Non-controlled/non-affiliate investment (amortized cost of $712,111 and $188,766, respectively)	$712,198	$188,789
Non-controlled/affiliate investment (amortized cost of $4,800 and $3,965, respectively)	5,101	3,965
Cash and cash equivalents	15,441	19,031
Foreign cash (cost of $1,006 and $211, respectively)	898	213
Collateral on forward currency exchange contracts	833	-
Restricted cash and cash equivalents	50	50
Deferred financing costs (net of accumulated amortization of $718 and $26, respectively)	7,375	2,410
Interest receivable on investments	6,459	3,744
Unrealized appreciation on forward currency exchange contracts	1,492	-
Receivable for investments sold	510	4,152
Prepaid insurance	309	140
Prepaid financing costs	75	-
Other receivables	1,786	32
Deferred offering costs	-	1,214
Total Assets	$752,527	$223,740

Liabilities
Debt	378,101	99,989
Distributions payable	6,006	2,201
Interest expense payable	3,976	752
Incentive fee payable	1,585	148
Repurchase of common shares payable	1,537	-
Base management fee payable	1,316	132
Accrued expenses and other liabilities	1,171	386
Payable for investments purchased	401	4,352
Unrealized depreciation on forward currency exchange contracts	-	90
Due to affiliate	-	5,420
Total Liabilities	394,093	113,470

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (13,988,959 and 4,431,245 shares issued and outstanding, respectively)	140	44
Paid-in-capital in excess of par value	352,342	109,988
Accumulated distributable earnings	5,952	238
Total Net Assets	358,434	110,270
Total Liabilities and Total Net Assets	$752,527	$223,740

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Net Asset Value Per Share
Class I Shares:
Net assets	$358,434	$110,270
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	13,988,959	4,431,245
Net asset value per share	$25.62	$24.88

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$46,215	$2,265	$-
Dividend income	1,482	-	-
PIK income	515	-	-
Other income	5,953	128	-
Total interest income from non-controlled/non-affiliate investments	54,165	2,393	-

Expenses
Interest and debt financing expenses	$17,339	$772	$-
Incentive fee	4,471	437	-
Professional fees and operating expenses	3,692	924	391
Base management fee	3,350	140	-
Amortization of deferred offering costs	1,285	112	-
Trustee fees	432	432	324
Organization costs	219	996	379
Total Expenses Before Fee Waivers	30,788	3,813	1,094
Base management fee waiver	-	(8)	-
Incentive fee waiver	-	(289)	-
Expense support	(2,154)	(2,289)	-
Total Expenses, Net of Fee Waivers	28,634	1,227	1,094
Net Investment Income (Loss) Before Taxes	25,531	1,166	(1,094)
Income taxes, including excise taxes	200	-	-
Net Investment Income (Loss)	25,331	1,166	(1,094)

Net Realized and Unrealized Gains (Losses)
Net realized gain on non-controlled/non-affiliate investments	463	1,745	-
Net realized gain on foreign currency transactions	50	21	-
Net realized loss on foreign currency of debt	(264)	-	-
Net realized gain on forward currency exchange contracts	133	48	-
Net change in unrealized appreciation on foreign currency translation	(108)	6	-
Net change in unrealized appreciation on foreign currency translation on debt	808	(135)	-
Net change in unrealized appreciation on forward currency exchange contracts	1,582	(90)	-
Net change in unrealized appreciation on non-controlled/non-affiliate investments	64	23	-
Net change in unrealized appreciation on non-controlled/affiliate investments	301	-
Total Net Gains	3,029	1,618	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$28,360	$2,784	$(1,094)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Operations
Net investment income (loss)	$25,331	$1,166	$(1,094)
Net realized gains	382	1,814	-
Net change in unrealized appreciation	2,647	(196)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$28,360	$2,784	$(1,094)

Distributions to Shareholders
Class I	(22,846)	(2,201)	-
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(22,846)	$(2,201)	$-

Capital Share Transactions
Class I:
Proceeds from shares sold	$241,111	$110,744	$5
Repurchase of Common Shares	(1,537)	-	-
Distributions reinvested	3,076	32	-
Net Increase from Capital Share Transactions	$242,650	$110,776	$5

Net Assets
Total increase (decrease) in net assets during the period	248,164	111,359	(1,089)
Net Assets, beginning of period	110,270	(1,089)	-
Net Assets at End of Period	$358,434	$110,270	$(1,089)

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$28,360	$2,784	$(1,094)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(605,524)	(197,977)	-
Proceeds from principal payments and sales of investments	83,535	7,253	-
Increase in investments due to PIK	(1,919)	-	-
Accretion of discounts and amortization of premiums	(1,893)	(62)	-
Amortization of deferred financing costs and debt issuance costs	693	26	-
Amortization of deferred offering costs	1,285	112	-
Net realized gain from investments	(463)	(1,745)	-
Net realized gain on foreign currency transactions	(50)	(21)	-
Net realized loss on foreign currency of debt	264	-	-
Net change in unrealized appreciation on investments	(365)	(23)	-
Net change in unrealized appreciation on foreign currency translation	108	(6)	-
Net change in unrealized appreciation on foreign currency translation on debt	(808)	135	-
Net change in unrealized appreciation on forward currency exchange contracts	(1,582)	90	-
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(833)	-	-
Interest receivable on investments	(2,715)	(3,744)	-
Prepaid insurance	(169)	289	(429)
Prepaid financing costs	(75)	-	-
Due to affiliate	(5,420)	3,134	2,286
Interest expense payable	3,224	752	-
Incentive fee payable	1,437	148	-
Accrued expenses and other liabilities	645	301	85
Base management fee payable	1,184	132	-
Net Cash (Used in) Provided by Operating Activities	(501,081)	(188,422)	848

Cash Flows From Financing Activities
Borrowings on debt	509,789	99,854	-
Repayments of debt	(231,133)	-	-
Payments of financing costs	(5,518)	(2,436)	-
Payments of offering costs	(71)	(478)	(848)
Proceeds from issuance of Common Shares	241,111	110,744	5
Shareholder distributions paid	(15,944)	-	-
Net Cash Provided by (Used in) Financing Activities	498,234	207,684	(843)

Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	(2,847)	19,262	5
Effect of foreign currency exchange rates	(58)	27	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	19,294	5	-
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$16,389	$19,294	$5

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$13,422	$-	$-
Reinvestment of dividends during the period	3,076	32	-

Cash	$15,441	$19,031	$5
Restricted cash	50	50	-
Foreign cash	898	213	-
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$16,389	$19,294	$5

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date		Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non Controlled/Non Affiliate Investments

Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029		$16,994	$16,801	$16,783
ATS (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029		$-	-	(28)
BTX Precision (10)(12)(17)	Equity Interest	—	—	—	—		1	1,201	1,227
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	7/25/2030		$8,696	8,626	8,696
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	7/25/2030		$6,355	6,302	6,355
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030		$-	(19)	-
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	10.49%	7/23/2029		$13,316	13,101	13,316
Aerospace & Defense Total								46,012	46,349	12.9%

Automotive
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	11/1/2028		$9,800	9,724	9,800
JHCC Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.58%	9/9/2027		$8,676	8,657	8,676
Automotive Total								18,381	18,476	5.2%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems, LLC (10)(12)(17)	Equity Interest	—	—	—	—		72	766	780
Electronic Merchant Systems, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	8/1/2030		$9,235	9,084	9,073
Electronic Merchant Systems, LLC (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030		$-	-	(14)
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		32	3,198	3,198
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	-	488
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	-	140
Banking, Finance, Insurance & Real Estate Total								13,048	13,665	3.8%

Beverage, Food & Tobacco
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029		$11,126	10,961	11,126
AgroFresh Solutions (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.71%	3/31/2028		$1,868	1,840	1,868
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		803	803	803
Hellers (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.50% (2.25% PIK)	10.65%	9/27/2030	AUD	323	224	200
Hellers (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.94% (2.25% PIK)	10.40%	9/27/2030	NZ$	718	433	390
Hellers (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	-	(3)	(3)
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	83	51	45
Beverage, Food & Tobacco Total								14,309	14,429	4.0%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Capital Equipment
DiversiTech (14)	First Lien Senior Secured Loan	SOFR	3.76%	8.09%	12/22/2028	$1,980	$1,974	$1,998
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	7/6/2028	$13,463	13,257	13,463
Capital Equipment Total							15,231	15,461	4.3%

Chemicals, Plastics & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.94%	6/6/2029	$6,244	6,161	6,119
Duraco (5)(16)(17)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.83%	6/6/2029	$127	116	115
INEOS Quattro (6)(21)	First Lien Senior Secured Loan	SOFR	3.85%	8.21%	3/14/2030	$1,980	1,969	1,989
Prince/Ferro (14)	First Lien Senior Secured Loan	SOFR	4.25%	9.06%	4/23/2029	$1,980	1,914	1,956
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$11,706	11,599	11,326
Chemicals, Plastics & Rubber Total							21,759	21,505	6.0%

Construction & Building
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.45%	12/11/2030	$10,488	10,410	10,409
Zeus Fire & Security (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/11/2030	$-	-	-
Zeus Fire & Security (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$-	(9)	(9)
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$8,477	7,959	8,074
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$845	792	805
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$436	401	399
Construction & Building Total							19,553	19,678	5.5%

Consumer goods: Durable
New Milani Group LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$8,369	8,369	8,369
New Milani Group LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2026	$-	-	-
Consumer goods: Durable Total							8,369	8,369	2.3%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Consumer goods: Non-durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	11.23%	1/24/2028	$4,083	$4,052	$4,063
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/25/2029	$17,037	16,893	16,888
Hempz (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$-	(20)	(21)
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	10.52%	2/21/2031	$10,918	10,774	10,918
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$-	(49)	-
WU Holdco, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.33%	3/26/2027	$5,963	5,923	5,963
WU Holdco, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.33%	3/26/2027	$369	369	369
Consumer goods: Non-durable Total							37,942	38,180	10.7%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	10.85%	12/29/2027	$10,555	10,271	10,555
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.47%	12/29/2027	$43	35	42
Containers, Packaging & Glass Total							10,306	10,597	3.0%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.68%	7/12/2029	€937	1,020	971
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	10.95%	7/12/2029	£2,324	2,927	2,912
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.68%	7/12/2029	£2,499	3,106	2,999
Reconomy (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.58%	7/12/2029	£1,871	2,331	2,345
Environmental Industries Total							9,384	9,227	2.6%

FIRE: Finance
Allworth (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$-	(2)	-
Allworth (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$69	52	70
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	2/18/2028	$1,241	1,241	1,241
Choreo (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$-	-	-
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.48%	3/18/2030	$2,969	2,951	2,983
Lagerbox (5)(6)(17)(21)	First Lien Senior Secured Loan	—	—	—	12/20/2028	€-	-	-
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	1/31/2031	$15,880	15,650	15,642
PMA (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$-	(17)	(18)
Wealth Enhancement Group (WEG) (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	10/2/2028	$3,394	3,366	3,394
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$-	(4)	-
FIRE: Finance Total							23,237	23,312	6.5%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	7.36%	11/6/2030	$1,966	$1,962	$1,972
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	8.46%	8/19/2028	$1,980	1,963	1,977
PCF (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	11/1/2028	$4,196	4,196	4,196
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	12/31/2031	$15,683	15,526	15,526
Simplicity (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2031	$-	(25)	(25)
Simplicity (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$-	(25)	(25)
FIRE: Insurance Total							23,597	23,621	6.6%

Forest Products & Paper
Multi-Color Corp (13)(14)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	10/29/2028	$1,980	1,903	1,919
Forest Products & Paper Total							1,903	1,919	0.5%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Healthcare & Pharmaceuticals
AEG Vision (8)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.90%	10.23%	3/27/2026	$14,925	$14,775	$14,925
AEG Vision (8)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2026	$2,496	2,467	2,496
AEG Vision (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2026	$1,480	1,455	1,480
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2027	$500	430	500
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.27%	5/31/2028	$13,511	13,437	13,511
Apollo Intelligence (5)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$-	-	-
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	3/25/2028	$4,304	4,267	4,304
Beacon Specialized Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$-	(51)	-
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$-	-	-
Masco (6)(15)(17)(21)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,000	5,348	5,102
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	11/21/2030	$15,621	15,429	15,426
Odyssey Behavioral Health (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$-	(42)	(43)
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	11.01%	2/28/2029	$9,766	9,665	9,766
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$-	(22)	-
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/17/2031	$11,579	11,439	11,434
Red Nucleus (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$-	(26)	(26)
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	10/17/2031	$433	400	399
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—	7	698	698
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—	1,127	1,127	1,127
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	8/7/2030	$18,395	18,220	18,211
EHE Health (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$-	-	(18)
Nafinco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031	€1,464	1,586	1,483
Nafinco (4)(5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/29/2031	€-	-	(9)
Nafinco (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	8.02%	5/30/2031	€39	40	37
Healthcare & Pharmaceuticals Total							100,642	100,803	28.1%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£6,481	$8,063	$8,123
Gainwell Technologies (13)(19)	First Lien Senior Secured Loan	SOFR	4.20%	8.70%	10/1/2027	$2,745	2,698	2,666
Black Mountain (8)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	10/7/2030	$20,772	20,622	20,616
Black Mountain (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$-	(43)	(45)
Black Mountain (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$-	(29)	(30)
LogRhythm, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	7/2/2029	$4,546	4,422	4,409
LogRhythm, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$-	(13)	(14)
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.36%	8/31/2028	$1,980	1,974	1,992
Chartbeat (10)(15)(17)	Preferred Equity	—	14.00% PIK	14.00%	—	5,171	5,071	5,068
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	10/31/2030	$2,130	2,109	2,108
PayRange (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$-	(8)	(8)
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	1,176
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	11.47%	12/5/2030	$7,975	7,896	7,895
RetailNext (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$-	(16)	(17)
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	2,342
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.85%	3/15/2029	$14,143	13,965	14,143
SensorTower (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$-	(7)	-
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$5,373	5,330	5,319
Utimaco (6)(8)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.15%	5/14/2029	€7,627	8,304	7,822
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$2,000	1,984	1,980
High Tech Industries Total							84,472	85,545	23.9%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Hotel, Gaming & Leisure
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	$734	$758
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.45%	9.87%	9/4/2030	$12,563	12,459	12,563
City BBQ (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$-	-	-
City BBQ (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$-	(21)	-
Concert Golf Partners Holdco (13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.13%	4/1/2030	$8,763	8,618	8,763
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.13%	4/1/2030	$995	979	995
Pollo Tropical (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	10/23/2029	$7,138	7,052	7,049
Pollo Tropical (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$-	(8)	(9)
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$9,825	9,608	9,825
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/6/2031	$21,370	21,166	21,263
Awayday (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.58%	9/6/2031	$7,625	7,624	7,577
Awayday (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	9/6/2030	$1,253	1,214	1,232
Hotel, Gaming & Leisure Total							69,425	70,016	19.5%

Media: Diversified & Production
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.82%	5/3/2028	$1,777	1,751	1,780
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.61%	12/31/2031	$1,200	1,177	1,191
Media: Diversified & Production Total							2,928	2,971	0.8%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$-	(6)	(6)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$-	(4)	(4)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$-	(3)	(3)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031	$-	(1)	(1)
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029	£8,100	10,203	9,619
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SOFR	6.25%	10.74%	9/2/2029	£3,750	4,368	4,157
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.70%	6/29/2029	£1,134	1,407	1,214
Media: Advertising, Printing & Publishing Total							15,964	14,976	4.2%

Retail
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	9
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€3,833	4,112	3,971
PETCO (6)(13)(19)	First Lien Senior Secured Loan	SOFR	3.51%	7.84%	3/3/2028	$2,000	1,906	1,947
Retail Total							6,028	5,927	1.7%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Services: Business
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.86%	7/26/2030	$4,702	$4,658	$4,679
Advanced Aircrew (4)(5)(17)(18)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$-	-	(3)
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	562
Allbridge, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	6/5/2030	$4,975	4,941	4,975
Allbridge, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$-	-	-
Allbridge, LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$-	-	-
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$15,637	15,523	15,520
AMI (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.69%	10/17/2031	$555	538	538
Cube (17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.59%	5/20/2031	$8,650	8,650	8,650
Cube (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$-	-	-
Cube (5)(17)(21)	First Lien Senior Secured Loan	—	—	—	2/20/2025	$-	-	-
Dealer Services Network, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.34%	2/9/2027	$5,000	4,957	4,975
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.88%	3/18/2030	$4,963	4,911	4,963
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.88%	3/18/2030	$830	825	830
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030	$-	(18)	-
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$-	(7)	-
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	9/30/2029	$21,224	20,871	20,852
DTIQ (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$-	-	(55)
DTIQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$-	(30)	(73)
Easy Ice, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.99%	10/30/2030	$16,677	16,434	16,427
Easy Ice, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/30/2030	$-	(31)	(32)
Easy Ice, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$-	(31)	(32)
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.86%	4/9/2030	$3,502	3,471	3,467
E-Tech Group (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$-	(6)	(7)
Orion (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	3/19/2027	$7,482	7,404	7,398
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027	$-	(2)	(2)
Orion (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.69%	3/19/2027	$91	89	89
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027	$-	(5)	(5)
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2027	$-	(7)	(8)
Pure Wafer (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	10.05%	11/12/2030	$7,857	7,780	7,778

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Services: Business
Pure Wafer (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030	$-	$(11)	$(12)
Pure Wafer (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030	$-	(23)	(23)
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,439
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	233	260	238
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	100	112	107
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.95%	9/12/2031	€778	860	798
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	900	975	1,045
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	7.00%	9.91%	2/22/2031	€3,600	3,864	3,729
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	-	-
Services: Business Total							108,936	108,807	30.4%

Services: Consumer
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.50%	12.84%	6/21/2029	$1,821	1,786	1,784
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	12.94%	6/21/2029	$36	36	36
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	13.16%	6/21/2029	$223	219	219
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.78%	7/25/2028	$5,298	5,253	5,297
Services: Consumer Total							7,294	7,336	2.0%

Transportation: Cargo
Gulf Winds International (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$9,800	9,570	9,482
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	10.84%	12/29/2028	$7,840	7,655	7,840
Transportation: Cargo Total							17,225	17,322	4.8%

Utilities: Water
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.11%	7/24/2031	$7,019	6,953	7,019
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.03%	7/24/2031	$787	773	787
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$-	(9)	-
Utilities: Water Total							7,717	7,806	2.2%

Wholesale
Abracon Group Holding, LLC. (8)(15)(17)(19)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028	$14,874	14,648	11,898
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	12/19/2030	$3,104	3,104	3,104
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	12/19/2030	$730	730	730
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.83%	12/19/2029	$344	344	344
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	12/28/2029	$9,825	9,623	9,825
Wholesale Total							28,449	25,901	7.2%
Non Controlled/Non Affiliate Investments Total							712,111	712,198	198.7%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/ Share (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Preferred Equity	—	—	—	—	5	$4,700	$5,001
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	100	100
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	-	-	-
FIRE: Finance Total							4,800	5,101	1.4%
Non-Controlled/Affiliate Investments Total							4,800	5,101	1.4%
Investments Total							$716,911	$717,299	200.1%

Cash Equivalents
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	4.34%	—	$2,067	2,067	2,067
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	4.40%	—	$5,854	5,854	5,854
Cash Equivalents Total							7,921	7,921	2.2%
Investments and Cash Equivalents Total							724,832	725,220	202.3%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (24)
USD 202	AUD 320	Bank of New York	9/17/2025	$5
USD 444	NZD 770	Bank of New York	3/17/2025	12
USD 10,885	EUR 9,880	Bank of New York	1/21/2025	640
USD 6,345	EUR 5,680	Bank of New York	8/13/2025	390
USD 1,439	EUR 1,260	Bank of New York	9/18/2026	87
USD 6,073	EUR 5,450	Bank of New York	10/8/2025	340
USD 1,496	EUR 1,370	Bank of New York	12/16/2026	18
				$1,492

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, SOFR, SONIA, BKBM or BBSY interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars

3. Percentages are based on the Company’s net assets of $358,434 as of December 31, 2024.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

See Notes to Consolidated Financial Statements

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 9.1% of the Company’s total assets.

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

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $26,306 or 7.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date

Advanced Aircrew	7/26/2024
BCPC Project Aberdeen, LLC	7/3/2024
BTX Precision	7/25/2024
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTiQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Galeria	8/1/2024
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024

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

26. Loan includes interest rate floor of 3.00%.

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

8. Tick mark not used

9. Tick mark not used

See Notes to Consolidated Financial Statements

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2024, the Company has the authority to issue unlimited shares of all classes of common shares, par value $0.01 per share.

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

Our operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's shareholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the consolidated statement of operations, Financial Highlights reported in Note 11, underlying investment cost and market value as disclosed on the consolidated schedule of investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as "total assets" and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 2. Summary of Significant Accounting Policies Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the FASB Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies ("ASC 946"). The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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
•
Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U,S, GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. For the year ended December 31, 2024, 2023 and 2022, the Company recorded $1.5 million, $0.0 and $0.0 million, of dividend income, of which, $1.5 million, $0.0 million and $0.0 million, relate to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and 2023, there were no loans on non-accrual.

Distributions

Distributions to common shareholders are recorded on the record date. The Board delegated authority to the Company's officers to declare from time to time distributions payable in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each such Distribution shall not exceed an annualized distribution yield of 10%, as may be appropriate and in the interest of the Company's shareholders, subject to the Board’s ratification at the immediately succeeding quarterly meeting of the Board. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U,S, GAAP. The Company may pay distributions to its shareholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the shareholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, there was deferred offering costs of $0 million and $1.2 million, respectively, on the Company’s statements of assets and liabilities.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually as dividends to its shareholders. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s shareholders and will not be reflected in the consolidated financial statements of the Company.

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2024. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2024, the tax years that remain subject to examination are from 2021 (commencement of operations) forward.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through March 14, 2025, the issuance date of the consolidated financial statements, and noted no recent accounting pronouncements will have a material impact in the consolidated financial statements of the Company.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$687,623	95.9%	$685,846	95.7%
Preferred Equity	14,360	2.0	14,694	2.0
Equity Interest	9,529	1.3	10,984	1.5
Subordinated Debt	5,399	0.8	5,147	0.7
Warrants	-	-	628	0.1
Total	$716,911	100.0%	$717,299	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$641,360	89.4%	$644,060	89.7%
United Kingdom	42,061	5.9	40,976	5.7
Germany	15,618	2.2	15,121	2.1
Italy	5,348	0.7	5,102	0.7
Ireland	4,839	0.7	4,774	0.7
Luxembourg	4,122	0.6	3,980	0.6
Netherlands	1,626	0.2	1,511	0.2
Belgium	1,232	0.2	1,143	0.2
New Zealand	705	0.1	632	0.1
Total	$716,911	100.0%	$717,299	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Services: Business	$108,936	15.3%	$108,807	15.1%
Healthcare & Pharmaceuticals	100,642	14.0	100,803	14.0
High Tech Industries	84,472	11.8	85,545	11.9
Hotel, Gaming & Leisure	69,425	9.7	70,016	9.8
Aerospace & Defense	46,012	6.4	46,349	6.5
Consumer Goods: Non-durable	37,942	5.3	38,180	5.3
FIRE: Finance(1)	28,037	3.9	28,413	4.0
Wholesale	28,449	4.0	25,901	3.6
FIRE: Insurance(1)	23,597	3.3	23,621	3.3
Chemicals, Plastics & Rubber	21,759	3.0	21,505	3.0
Construction & Building	19,553	2.7	19,678	2.7
Automotive	18,381	2.6	18,476	2.6
Transportation: Cargo	17,225	2.4	17,322	2.4
Capital Equipment	15,231	2.1	15,461	2.2
Media: Advertising, Printing & Publishing	15,964	2.2	14,976	2.1
Beverage, Food & Tobacco	14,309	2.0	14,429	2.0
Banking, Finance, Insurance & Real Estate	13,048	1.8	13,665	1.9
Containers, Packaging & Glass	10,306	1.4	10,597	1.5
Environmental Industries	9,384	1.3	9,227	1.3
Consumer Goods: Durable	8,369	1.2	8,369	1.2
Utilities: Water	7,717	1.1	7,806	1.1
Services: Consumer	7,294	1.0	7,336	1.0
Retail	6,028	0.8	5,927	0.8
Media: Diversified & Production	2,928	0.4	2,971	0.4
Forest Products & Paper	1,903	0.3	1,919	0.3
Total	$716,911	100.0%	$717,299	100.0%

(5)
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

(1)
Finance, Insurance, and Real Estate (“FIRE”).

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II are $100 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone.

As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$-	$24,370	$661,476	$-	$685,846
Preferred Equity	-	-	14,694	-	14,694
Equity Interest	-	-	10,984	-	10,984
Warrants	-	-	628	-	628
Subordinated Debt	-	-	5,147	-	5,147
Total Investments	$-	$24,370	$692,929	$-	$717,299
Cash equivalents	$7,921	$-	$-	$-	$7,921
Forward currency exchange contracts asset	$-	$1,492	$-	$-	$1,492

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien
	Senior
	Secured	Equity	Preferred	Subordinated		Total
	Loans	Interests	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$188,789	$90	$3,875	$-	$-	$192,754
Purchases of investments and other adjustments to cost	534,738	9,439	23,772	5,397	-	573,346
Paid-in-kind interest income	503	-	1,414	2	-	1,919
Net accretion of discounts (amortization of premiums)	1,286	-	-	-	-	1,286
Principal repayments and sales of investments	(62,497)	-	(15,000)	-	-	(77,497)
Net change in unrealized appreciation on investments	(2,029)	1,455	333	(252)	628	135
Net realized gain on investments	686	-	300	-	-	986
Balance as of December 31, 2024	$661,476	$10,984	$14,694	$5,147	$628	$692,929
Change in unrealized appreciation attributable to investments still held at December 31, 2024	$(2,006)	$1,456	$333	$(252)	$628	$159

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2024, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 were as follows:

	As of December 31, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$480,049	Discounted cash flows	Comparative Yields	8.2%		—	16.6%		(10.7%)
Subordinated	45	Discounted cash flows	Comparative Yields				16.6%
Equity Interest	7,333	Comparable company multiple	EBITDA Multiple	3.8	x	-	24.0	x	(11.6x)
Equity Interest	238	Comparable company multiple	Revenue Multiple				9.2	x
Preferred equity	4,518	Comparable company multiple	EBITDA Multiple	10.0	x	-	15.3	x	(12.3x)
Preferred equity	107	Comparable company multiple	Revenue Multiple				9.2	x
Warrants	628	Discounted Cash Flows	Discount Rate				25.0%
Total investments	$492,918

(1)
Included within the Level 3 assets of $692,929 is an amount of $200,011 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2024. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2024	December 31, 2023
GS Revolving Credit Facility	3	$190,060	$97,989
JPM Revolving Credit Facility	3	116,041	-
SMBC Revolving Credit Facility	3	72,000	2,000
Total Debt		$378,101	$99,989

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

For the years ended December 31, 2024 and 2023, management fee was $3.4 million and $0.1 million. For the year ended December 31, 2022, there was no management fee. For the year ended December 31, 2024, there was no management fee contractually or voluntarily waived. For the year ended December 31, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the year ended December 31, 2022, there were no management fees contractually or voluntarily waived.

As of December 31, 2024 and December 31, 2023, $1.3 million and $0.1 million remained payable related to the base management fee accrued in base management fee payable on the consolidated statement of assets and liabilities.

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

For the years ended December 31, 2024 and 2023, the Company incurred $4.5 million and $0.4 million of income incentive fees (before waivers), respectively, which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.3 million of the income incentive fees earned by the Advisor during the years ended December 31, 2024 and 2023, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods. For the year ended December 31, 2022, the Company incurred no income incentive fees.

As of December 31, 2024 and December 31, 2023, there was $1.6 million and $0.1 million related to income incentive fee accrued in incentive fee payable on the consolidated statement of assets and liabilities, respectively.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement or to BCSF Advisors, LP as of December 31, 2024 and December 31, 2023.

U.S. GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period.

For the years ended December 31, 2024, 2023 and 2022, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

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

The Company incurred expenses related to the Administrator of $0.6 million, $0.0 million, and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, respectively, there were $0.2 million and $0.0 million related to the Administrator or to BCSF Advisors, LP that were payable and included in "accounts payable and accrued expenses" in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.5 million, $0.0 million, and $0.0 million expenses related to the sub-administrator for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in other general and administrative expenses on the consolidated statements of operations. The Administrator or BCSF Advisors, LP will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of December 31, 2024 and 2023, the Advisor and/or its affiliate held 3,480,000 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled Affiliate Investments

Investments during the year ended December 31, 2024, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$90	$10	$-	$-	$-	$100	$-	$-
Legacy Corporate Lending HoldCo, LLC Preferred Equity	3,875	825	-	301	-	5,001	-	-
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	-	-	-	-	-	-	-	-
Total Non-Controlled/Affiliate investment	$3,965	$835	$-	$301	$-	$5,101	$-	$-
Total	$3,965	$835	$-	$301	$-	$5,101	$-	$-

Investments during the year ended December 31, 2023, in which the portfolio company was an “affiliated person” and/or an “affiliated person” that the Company is deemed to “control” are as follows:

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

For the years ended December 31, 2024, 2023 and 2022, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

Deferred Offering Costs and Other Expenses

The following table shows the expenses paid by a related party of the Advisor for the years ended December 31, 2024, 2023 and 2022 and will be reimbursed by the Company. This payable is included as a "Due to affiliate" on the consolidated statement of assets and liabilities.

	For the Year Ended December 31,
	2024	2023	2022
Deferred offering costs	$-	$478	$848
Prepaid insurance		201	429
Organization expenses	-	505	379
Professional fees and operating expenses	-	640	306
Trustee fees	-	324	324
Warehousing related expenses	-	3,274	-

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

Expense Support and Conditional Reimbursement Agreement

On September 28, 2023, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor (i) has agreed to pay, on a monthly basis, a portion of the Company’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Company’s NAV (each such payment, a “Required Expense Payment”), and (ii) may elect to pay an additional portion of the Company’s expenses from time to time, provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company, (each such payment, a “Voluntary Expense Payment”), which the Company could be obligated to reimburse to the Advisor at a later date if certain conditions are met.

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

The following table presents a summary of all expenses supported and recouped by the Advisor for the year ended December 31, 2024.

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

As of December 31, 2022, the Company had not commenced operations and had no expense support.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 194.8%. As of December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 210.3%.

The Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024			December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$190,060	$190,060	$150,000	$97,989	$97,989
JPM Revolving Credit Facility	250,000	116,041	116,041	-	-	-
SMBC Revolving Credit Facility	315,000	72,000	72,000	50,000	2,000	2,000
Total Debt	$765,000	$378,101	$378,101	$200,000	$99,989	$99,989

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 and December 31, 2023 was 7.7% and 8.2%, respectively.

The combined weighted average borrowings outstanding for the years ended December 31, 2024 and 2023 were $206.4 million and $97.0 million, respectively.

The following table shows the contractual maturities of our debt obligations as of December 31, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$190,060	$-	$-	$190,060	$-
JPM Revolving Credit Facility	116,041	-	-	116,041	-
SMBC Revolving Credit Facility	72,000	-	-	72,000	-
Total Debt Obligations	$378,101	$-	$-	$378,101	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$97,989	$-	$-	$97,989	$-
SMBC Revolving Credit Facility	2,000	-	-	2,000	-
Total Debt Obligations	$99,989	$-	$-	$99,989	$-

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

On March 22, 2024, the BCPC I Borrower entered into a commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent lender, pursuant to the GS Revolving Credit Facility. The commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the GS Revolving Credit Facility. On October 30, 2024, the BCPC I Borrower entered into a new commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The new commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $175,000,000 to $200,000,000 through the accordion feature in the GS Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

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

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$11,437	$719	$-
Unused facility fee	174	25	-
Amortization of deferred financing costs and upfront commitment fees	338	24	-
Total interest and debt financing expenses	$11,949	$768	$-

JPM Revolving Credit Facility

On August 21, 2024, the Company entered into a revolving credit facility (the “JPM Revolving Credit Facility”) with the Company as servicer and as parent, BCPC II-J LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower (the “BCPC II Borrower”), the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as administrative agent (“JPMorgan”) and Deutsche Bank National Trust Company, as collateral administrator, collateral agent and securities intermediary.

The maximum commitment amount under the JPM Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the JPM Revolving Credit Facility may be used, among other things, to (i) fund portfolio investments by the BCPC II Borrower and to make advances under delayed draw term loans and revolving loans where the BCPC II Borrower is a lender. Borrowings under the JPM Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.30%. The BCPC II Borrower is required to utilize a minimum percentage of the commitments under the JPM Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for U.S. dollar advances as described above. The BCPC II Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the JPM Revolving Credit Facility, in addition to an administrative agency fee and certain other fees as agreed between the BCPC II Borrower and JPMorgan.

On December 13, 2024, the BCPC II Borrower entered into the first amendment (the “JPM First Amendment”) to the JPM Revolving Credit Facility, by and among the BCPC II Borrower, as borrower, the Company, as servicer and as parent, the lenders from time to time party thereto, JPMorgan, as administrative agent, and Deutsche Bank National Trust Company, as collateral agent, as collateral administrator, and as securities intermediary.

The JPM First Amendment provides for, among other things, (i) an increase in the maximum facility amount from $150,000,000 to $250,000,000, (ii) a decrease in the applicable margin for advances from 2.30% per annum to 2.25% per annum, and (iii) the payment of certain fees as agreed between the Company and JPMorgan.

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

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$2,017	$-	$-
Unused facility fee	214	-	-
Amortization of deferred financing costs and upfront commitment fees	97	-	-
Total interest and debt financing expenses	$2,328	$-	$-

SMBC Revolving Credit Facility

On December 29, 2023, the Company entered into a senior secured revolving credit agreement (as amended, supplemented, amended and restated, or otherwise modified from time to time, the “SMBC Revolving Credit Facility”) as borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger. The SMBC Revolving Credit Facility is effective as of December 29, 2023 (the “Closing Date”).

The facility amount under the SMBC Revolving Credit Facility was $50,000,000 with an accordion provision to permit increases to the total facility amount up to $500,000,000. Proceeds of the loans under the SMBC Revolving Credit Facility may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquiring and funding investments permitted under the SMBC Revolving Credit Facility, and such other uses as permitted under the SMBC Revolving Credit Facility. The maturity date is December 18, 2029.

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

On May 24, 2024, the Company entered into a Commitment Increase Supplement (the “Joinder Agreement”) between the Company and Sumitomo Mitsui Banking Corporation, as increasing lender and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $50,000,000 to $75,000,000.

On November 13, 2024, the Company entered into the first amendment to the SMBC Revolving Credit Facility (the “SMBC First Amendment”) among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto, as amended to date, including by the SMBC First Amendment.

Effective as of September 27, 2024, the SMBC First Amendment provides for, among other things, an extension of the period by which the Company must obtain an investment grade rating from a national recognized rating agency from nine to twenty-one months following the anniversary of the Closing Date, failure of which would result in an increase in margin by 0.125% per annum until such rating is obtained.

On December 18, 2024, the Company entered into the second amendment to the SMBC Revolving Credit Facility (the “SMBC Second Amendment”) among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto.

The SMBC Second Amendment provides for, among other things, (i) an extension of the revolver availability period from December 2027 to December 2028, (ii) an extension of the scheduled maturity date from December 2028 to December 2029, (iii) an increase of the accordion provision to permit increases of term and revolving commitments to a total facility amount of up to $800,000,000, (iv) an increase of the total facility amount from $75,000,000 to $315,000,000, (v) a reduction of the applicable margin to (A) with respect to any ABR Loan, 1.00% per annum and (B) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum, (vi) a reset of the minimum shareholders’ equity test, and (vii) the joinder of new lenders to the SMBC Revolving Credit Facility.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$2,656	$1	$-
Unused facility fee	148	2	-
Amortization of deferred financing costs and upfront commitment fees	258	1	-
Total interest and debt financing expenses	$3,062	$4	$-

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of December 31, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $0.8 million and $0.0 million for December 31, 2024 and December 31, 2023, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the year ended December 31, 2024 and for the period November 28, 2023 through December 31, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $16.2 million and $8.3 million, respectively. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency exchange contracts	$1,492	$-	$1,492	$-	$1,492

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net realized gain on forward currency exchange contracts	$133	$48	$-
Net change in unrealized appreciation on forward currency exchange contracts	1,582	(90)	-
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$1,715	$(42)	$-

Included in total net gains (losses) on the consolidated statements of operations were gains (losses) of (1.6) million, $0.1 million and $0.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2024, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.7 million, $(0.0) million and $0.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.1 million, $0.0 million and $0.0 million the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8. Net Assets

The following table presents transactions in Common Shares during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	9,496,164	$241,111
Repurchase of Common Shares	(60,000)	(1,537)
Early repurchase deduction	-	-
Distributions reinvested	121,550	3,076
Net increase	9,557,714	$242,650

The following table presents transactions in Common Shares during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	4,429,780	$110,744
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	1,265	32
Net increase	4,431,045	$110,776

The following table presents transactions in Common Shares during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Shares	Amount
Class I:
Proceeds from shares sold	200	$5
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	-	-
Net increase (decrease)	200	$5

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class I Common Shares during the years ended December 31, 2024 and 2023

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40
July 31, 2024	25.45
August 31, 2024	25.47
September 30, 2024	25.57
October 31, 2024	25.60
November 30, 2024	25.67
December 31, 2024	25.62

NAV Per Share
For the Months Ended	Class I
November 30, 2023	$25.00
December 31, 2023	24.88

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class I Common Shares. The following table presents distributions that were declared and payable during the years ended December 31, 2024 and 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
October 25, 2024	October 31, 2024	November 29, 2024	0.1875	2,320
November 22, 2024	November 30, 2024	December 31,2024	0.1875	2,526
December 23, 2024	December 31, 2024	January 31,2025	0.1875	2,634
December 23, 2024	December 31, 2024	January 31,2025	0.2400	3,372	(1)
Total distributions declared			$2.4900	$22,846

(1)
Represents a special dividend.

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.1700	$685
November 30, 2023	November 30, 2023	December 29, 2023	0.1700	685	(1)
December 29, 2023	December 29, 2023	January 31, 2024	0.1875	831
Total distributions declared			$0.5275	$2,201

(1)
Represents a special dividend.

The distributions declared during the years ended December 31, 2024 and 2023 were derived from investment company taxable income and net capital gain, if any.

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

The following table further summarizes the share repurchases completed during the year ended December 31, 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%
May 31, 2024	5.00%	June 30, 2024	-	-	0.00%
August 31, 2024	5.00%	September 30, 2024	-	-	0.00%
November 30, 2024	5.00%	December 31, 2024	1,537	60,000	0.58%

1.
Amounts shown are net of early repurchase deduction, if any.
2.
Percentage is based on total shares as of the close of the previous calendar quarter.

Note 9. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Distributions paid from:
Ordinary Income	$21,941	$1,358	$—
Net Long-Term Capital Gains	905	843	—
Total Taxable Distributions	$22,846	$2,201	$—

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$28,360	2,784	(1,094)
Net change in unrealized appreciation	(2,647)	196	—
Expenses not currently deductible	298	64	763
Income for tax but not book	792	62	—
Taxable/Distributable Income (1)	$26,803	3,106	(331)

(1)
The calculation of estimated 2024 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2024 taxable income will not be finally determined until the Company’s 2024 tax return is filed in 2025 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2024, the Company has a short-term capital loss carryforward of $0.0 million and a long-term capital loss carryforward of $0.0 million.

As of December 31, 2024, 2023 and 2022 the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Tax cost	$717,624	192,883	—
Gross unrealized appreciation	7,434	2,700	—
Gross unrealized depreciation	(6,409)	(2,829)	—
Net unrealized appreciation on investments	$1,025	(129)	—

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2024, all tax filings of the Company since the inception on December 21, 2021 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

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

As of December 31, 2024, the Company had $147.4 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew Academy, LLC - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	4,500
AEG Vision - Delayed Draw	3/27/2026	1,020
AgroFresh Solutions - Revolver	3/31/2028	98
Alert SRC Newco, LLC - Delayed Draw	12/11/2030	4,091
Alert SRC Newco, LLC - Revolver	12/11/2030	1,227
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,663
AMI Buyer, Inc - Revolver	10/17/2031	1,727
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	169
Aviation Technical Services, Inc. - Revolver	7/12/2029	2,222
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,327
Blackbird Purchaser, Inc. - Revolver	12/29/2029	1,031
Chase Industries, Inc. - Revolver	5/12/2025	388
Choreo - Delayed Draw	2/18/2028	3,750
City Barbeque, LLC - Delayed Draw	9/4/2030	7,053
City Barbeque, LLC - Revolver	9/4/2030	2,519
Concessions Development Group, LLC - Delayed Draw	6/21/2029	410
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ Technologies, Inc. - Delayed Draw	9/30/2029	4,199
DTIQ Technologies, Inc. - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	510
Easy Ice, LLC - Delayed Draw	10/30/2030	4,203
Easy Ice, LLC - Revolver	10/30/2030	2,101
Electronic Merchant Systems, LLC - Revolver	8/1/2030	814
ERA Industries, LLC - Delayed Draw	7/25/2030	1,302
ERA Industries, LLC - Revolver	7/25/2030	2,297
E-Tech Group - Revolver	4/9/2030	731
Fiesta Holdings, LLC - Revolver	10/23/2029	696
Foyle Bidco Limited - Delayed Draw	12/20/2031	883
Foyle Bidco Limited - Delayed Draw	12/20/2031	588
Foyle Bidco Limited - Delayed Draw	12/20/2031	635
Foyle Bidco Limited - Revolver	6/20/2031	147
Govineer Solutions, LLC - Delayed Draw	10/7/2030	6,000
Govineer Solutions, LLC - Revolver	10/7/2030	4,000
Helios Service Partners, LLC - Delayed Draw	3/19/2027	910
Helios Service Partners, LLC - Delayed Draw	3/19/2027	294
Helios Service Partners, LLC - Delayed Draw	3/19/2027	227
Helios Service Partners, LLC - Revolver	3/19/2027	685
HLRS Holdco Limited - Delayed Draw	9/27/2030	84
JHCC Holdings, LLC - Delayed Draw	9/9/2027	825
Lagerbox - First Lien Senior Secured Loan	12/20/2028	777
LogRhythm, Inc. - Revolver	7/2/2029	476
New Milani Group LLC - Revolver	6/6/2026	2,285
OGH Bidco Limited - Delayed Draw	6/29/2029	2,527

Orion Midco, LLC - Revolver	11/21/2030	3,445
PayRange, LLC - Revolver	10/31/2030	843
PBIGroup, LLC - Revolver	10/25/2029	2,353
PCF - Delayed Draw	11/1/2028	1,036
Pharmacy Partners - Revolver	2/28/2029	2,160
Pinnacle Acquisition, LLC - Delayed Draw	11/12/2030	2,308
Pinnacle Acquisition, LLC - Revolver	11/12/2030	2,308
PMA Parent Holdings, LLC - Revolver	1/31/2031	1,191
Reconomy - Delayed Draw	7/12/2029	787
RetailNext Holdings, Inc - Revolver	12/5/2030	1,667
RN Enterprises, LLC - Delayed Draw	10/17/2031	4,225
RN Enterprises, LLC - Revolver	10/17/2031	2,353
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	5,063
Simplicity - Revolver	12/31/2031	2,532
Spotless Brands, LLC - Delayed Draw	7/25/2028	4,394
Vacation Rental Brands, LLC - Delayed Draw	9/6/2031	1,775
Vacation Rental Brands, LLC - Revolver	9/6/2030	2,924
Vessco Midco Holdings, LLC - Delayed Draw	7/24/2031	2,203
Vessco Midco Holdings, LLC - Revolver	7/24/2031	996
Vital Purchaser, LLC - Revolver	8/7/2030	1,783
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	1,334
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Delayed Draw	8/29/2031	405
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Revolver	5/30/2031	60
WU Holdco, Inc. - Delayed Draw	3/26/2027	2,533
WU Holdco, Inc. - Revolver	3/26/2027	708
Total		$147,422

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2024.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023(10)
	Class I
Per share data:
Net asset value at beginning of period	$24.88	$25.00
Net investment income (1)	2.92	0.02
Net unrealized and realized gains (losses) (1)(2)(7)	0.31	0.39
Net increase in net assets resulting from operations (1)(8)	3.23	0.41
Distribution declared (3)	(2.49)	(0.53)
Net asset value at end of period	$25.62	$24.88

Total return (4)	13.54%	1.64%
Shares outstanding, end of period	13,988,959	4,431,245
Weighted average shares outstanding	8,660,398	4,394,723

Ratios/Supplemental data:
Net assets at end of period	$358,434	$110,270
Ratio of net investment income to average net assets (5)(9)	11.53%	13.01%
Ratio of net expenses to average net assets (5)(9)	13.12%	9.24%
Portfolio turnover (6)	19.23%	5.92%

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

9.
For the period of November 28, 2023 through December 31, 2023, amounts are annualized except for other income, organization costs, incentive fee, expense support received from the Advisor and management fee and income based incentive fee waivers by the Advisor. For the period November 28. 2023 through December 31, 2023, the total operating expenses to average net assets was 14.09% for Class I, prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Adviser's election to continue expense support, and other unpredictable variables.
10.
Figures reflect the time period November 28, 2023 through December 31, 2023. The Company broke escrow and commenced operations on November 28, 2023.

Note 12. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2024, 2023 and 2022. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Total investment income	$20,443	$15,330	$10,139	$8,253
Net investment income (loss) before taxes	9,069	7,813	4,493	4,156
Excise tax expense	85.00	69	46	-
Net investment income (loss) after taxes	8,984	7,744	4,447	4,156
Net realized and unrealized gain (loss)	2,557	(328)	1,123	(323)
Net increase in net assets resulting from operations	11,541	7,416	5,570	3,833
Net realized and unrealized gain (loss) per share — basic and diluted	0.18	(0.03)	0.17	(0.06)
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	0.83	0.72	0.87	0.70
Net asset value per share at period end	25.62	25.57	25.40	25.06

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2023(1)	2023	2023	2023
Total investment income	$2,393	$-	$-	$-
Net investment income (loss) before taxes	2,767	(502)	(377)	(722)
Excise tax expense	-	-	-	-
Net investment income (loss) after taxes	2,767	(502)	(377)	(722)
Net realized and unrealized gain (loss)	1,618	-	-	-
Net increase in net assets resulting from operations	4,385	(502)	(377)	(722)
Net realized and unrealized gain (loss) per share — basic and diluted	0.39	-	-	-
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	0.41	(8.91)	(9.37)	(470.55)
Net asset value per share at period end	24.88	(19.75)	(29.53)	(20.16)

(1)
Per share amounts reflect the time period November 28, 2023 (commencement of operations) through December 31, 2023.

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Total investment income	$-	$-	$-	$-
Net investment income before taxes	(732)	(98)	(82)	(182)
Excise tax expense	-	-	-	-
Net investment income after taxes	(732)	(98)	(82)	(182)
Net realized and unrealized gain (loss)	-	-	-	-
Net increase (decrease) in net assets resulting from operations	(732)	(98)	(82)	(182)
Net realized and unrealized gain (loss) per share — basic and diluted	-	-	-	-
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	(4,978.51)	(491.49)	N/A	N/A
Net asset value per share at period end	(5,444.70)	(1,787.20)	N/A	N/A

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

On November 28, 2023, the Company met the Capital Condition and purchased the Portfolio Investments from the Financing Provider with an aggregate principal amount of $195.4 million (excluding unfunded revolvers and delayed draw positions of $6.8 million), at a purchase price of $190.6 million, resulting in a realized gain of approximately $1.8 million. As part of the purchase, the Company recorded $3.3 million of interest receivable on the Portfolio Investments. As of December 31, 2024 and 2023, $0.0 million and $2.6 million, respectively, of interest is receivable from the purchase.

Note 14. Subsequent Events

Management has performed an evaluation of subsequent events through March 14, 2025, the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the consolidated financial statements as of December 31, 2024, except as discussed below.

Distribution Declaration

On February 24, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about March 31, 2025 to shareholders of record as of February 28, 2025.

Share Repurchase

On February 3, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of December 31, 2024 that closed on March 3, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2024, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the Trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

Name	Age	Position with the Company	Length of Service	Principal Occupation During Past 5 Year(s)	Other Directorships
Interested Trustees
Michael J. Boyle	40	Trustee and President	Since 2022

Partner in the Private Credit Group and Portfolio Manager for Global Direct Lending fund strategy of Bain Capital Credit (2019 – Present); Director in the Private Credit Group and Portfolio Manager for Global Direct Lending fund strategy of Bain Capital Credit (2016 – 2019)

					Director of Bain Capital Specialty Finance, Inc. (July 2022 – Present)
Michael A. Ewald	52	Trustee and Chief Executive Officer	Since 2022	Partner, Global Head of the Private Credit Group and Portfolio Manager for the Middle Market Credit and Global Direct Lending fund strategies of Bain Capital Credit (2008 – Present)

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

Jeffrey B. Hawkins	55	Trustee and Chairman of the Board of Trustees	Since 2022	Partner and Deputy Managing Partner of Bain Capital Credit, a Risk & Oversight Committee member and member of the Credit Committee of Bain Capital Credit (2007 – Present)

Chair of the Board of the Boston Public Library Fund(2014 – Present); Board Member of Buckingham, Browne and Nichols (2019 – Present); Board Member of Trinity College (2019 – Present) and Former Board Member of Dana Hall School (2014 – 2020); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Independent Trustees

Name	Age	Position with the Company	Length of Service	Principal Occupation During Past 5 Year(s)	Other Directorships
Amy Butte	57	Trustee and Chair of the Nominating and Governance Committee	Since 2022	Chief Financial Officer of Navan (2024-Present)

Board Member and Audit Committee Chair of DigitalOcean (2018 – Present); Independent Director and Audit Committee Chair of BNP Paribas USA (2016 – 2023); Chairman of Board of Iron Spark (2021 – 2022); Board Member of Tuscan Holdings Corp. (2019 – 2021); Director of Bain Capital Specialty Finance, Inc. (2019 – Present); Board Member and Audit Committee Chair of Stash Financial (September 2023 – September 2024)

David G. Fubini	71	Trustee	Since 2022	Senior Lecturer in the Organizational Behavior Unit at Harvard Business School (2015 – Present

Board Member of Leidos (2013 – Present); J.M. Huber Corporation (industrial products) (2017 – Present); and Mitre Corporations (2014 – 2022); a Trustee of the University of Massachusetts System (2013 – 2020); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)

Thomas A. Hough	72	Trustee and Chairman of the Audit Committee	Since 2022	None

Independent Board Member, Audit Committee Member, Chair of the Finance Committee and Investment Committee of the National Kidney Foundation (2012 – 2021); Director of Bain Capital Specialty Finance, Inc. (2016  – Present)

Jay Margolis	76	Trustee	Since 2022	None	Board Member of Iron Spark (2021 – 2022); Lovepop (2019 – 2022); NFP Off Broadway Theater Company (2015 – 2021); Director of Bain Capital Specialty Finance, Inc. (2016 – Present)
Clare S. Richer	66	Trustee and Chair of the Compensation Committee	Since 2022	None

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

The address for each of our Trustees is c/o Bain Capital Private Credit, 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116.

Information About the Executive Officers Who Are Not Directors

Set forth below is certain information about our executive officers who are not directors:

Name	Age	Position
Amit Joshi	42	Chief Financial Officer and Principal Accounting Officer
James Goldman	49	Chief Compliance Officer
Michael Treisman	52	Vice President
Jessica Yeager	36	Secretary

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

Michael A. Ewald has served as a Trustee since April 2022. Mr. Ewald is Chief Executive Officer of the Company, serves on the Advisor’s Credit Committee. He is currently Chief Executive Officer and a Director of Bain Capital Specialty Finance, Inc., a business development company. He joined Bain Capital Credit, LP in 1998, and is a Partner, the head of the Private Credit Group and a Portfolio Manager for Bain Capital Credit’s Middle Market Credit and Global Direct Lending fund strategies. Previously, Mr. Ewald was an Associate Consultant at Bain & Company for three years where he focused on strategy consulting to the Financial Services, Manufacturing and Consumer Products industries. Prior to that, he worked at Credit Suisse First Boston as an analyst in the Regulated Industries group.

Mr. Ewald received an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. magna cum laude from Tufts University.

Jeffrey B. Hawkins has served as a Trustee since April 2022 and is the Chairman of the Board. He is currently Chairman of the Board and a Director of Bain Capital Specialty Finance, Inc., a business development company. He is a Partner and Deputy Managing Partner, and a member of both the Risk & Oversight Committee and the Credit Committee of Bain Capital Credit, an affiliate of the Company. Previously, Mr. Hawkins was at Ropes & Gray, LLP working on securities law, mergers & acquisitions and collateralized debt funds. Mr. Hawkins received a J.D. from Harvard Law School and a B.A. Phi Beta Kappa from Trinity College.

Independent Trustees

Amy Butte has served as a Trustee since April 2022 and is chair of the Nominating and Governance Committee. Ms. Butte is currently the Chief Financial Officer of Navan, the Audit Committee Chair and board member for DigitalOcean and an Independent Director for Bain Capital Specialty Finance, Inc., a business development company. She is an advisor to the Long-Term Stock Exchange and the CORI Innovation Fund. Ms. Butte also served a Board Member and Audit Committee Chair of Stash Financial (September 2023 - September 2024), as an Independent Director, Audit Committee Chair and Risk Committee Member for BNP Paribas USA (2016 to 2023), the Chairman of the Board of Iron Spark (2021 to 2022), and was a Board Member of Tuscan Holdings Corp. (2019 to 2021). She was the Founder of TILE Financial and SpendGrowGive (2008 to 2012), Chief Financial Officer of Man Financial (2006 to 2008) and Chief Financial Officer and Executive Vice President of the New York Stock Exchange (2004 to 2006). Prior to that, Ms. Butte was an Equity Research Analyst at Bear Stearns and Merrill Lynch. Ms. Butte received her M.B.A. from Harvard and her B.A. from Yale University.

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

Thomas A. Hough has served as a Trustee since April 2022 and is Chairman of the Audit Committee. Mr. Hough is currently an independent director and chairman of the audit committee for Bain Capital Specialty Finance, Inc., a business development company.

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

Jay Margolis has served as a Trustee since April 2022. Mr. Margolis has significant knowledge and experience in consumer products retailing, merchandising, consumer insights, strategic planning, and corporate governance. He is currently an Independent Director of Bain Capital Specialty Finance, Inc., a business development company. He is also currently the Chairman of Intuit Consulting LLC, a consulting firm specializing in retail, fashion, and consumer products. He previously served as the Chairman and CEO of Cache, Inc., a publicly-held specialty chain of women’s apparel stores headquartered in New York, from 2013 until it filed for bankruptcy in February 2015. Mr. Margolis also previously served as the President and CEO of Apparel Group of Limited Brands Corporation where he oversaw operations of Limited Brands’ Apparel Division. Before assuming that position, he had been President and Chief Operating Officer of Massachusetts-based Reebok International. Mr. Margolis also has held executive positions at Esprit de Corp USA, Tommy Hilfiger Inc., and Liz Claiborne, Inc. He received a B.A. from Queens College, a part of The City University of New York. He had previously served on the boards of Iron Spark, Lovepop, Godiva Chocolatier, Inc., Burlington Coat Factory and NFP Off Broadway Theater Company.

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

Jessica Yeager. Ms. Yeager has served as Secretary of the Company since July 2022. She is a Vice President and General Counsel for Private Credit based in Bain Capital Credit’s Boston office. Previously, Ms. Yeager was an Associate at Ropes & Gray LLP, working on hedge funds and private investment funds. Ms. Yeager received a J.D. from Boston University School of Law and a B.A from Miami University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2024, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Trustees

There were no equity securities of the Company beneficially owned by the trustees as of March 14, 2025.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics at the is available on the EDGAR Database at the Commission’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

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

Total Compensation earned from the Company for Fiscal Year 2024(3)
Interested Trustees
Michael Boyle(1)	None
Michael A. Ewald(1)	None
Jeffrey B. Hawkins(1)	None
Independent Trustees
Amy Butte(2)	$85,000
David G. Fubini(2)	$85,000
Thomas A. Hough(2)	$92,500
Jay Margolis(2)	$85,000
Clare S. Richer(2)	$85,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

CONTROL PERSONS AND PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 14, 2025, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 16,951,847 shares outstanding as of March 14, 2025.

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

Name and Address	Nature of Beneficial Ownership	Shares Beneficially Owned	Percentage
Beneficial Owners of More Than 5%
Bain Capital SIP Investments, LP	Beneficial	3,480,000	25%

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

Investment Advisory Agreement

We entered into the Investment Advisory Agreement with the Advisor, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. Management fee (net of waivers) and incentive fee (net of waivers) were $3.4 million and $4.5 million for the year ended December 31, 2024, respectively.

Administration Agreement

The Company has entered into the Administration Agreement with the Advisor to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. During the year ended December 31, 2024, the Company incurred $0.6 million related to the Administrator. The Company incurred expenses related to the sub-administrator of $0.5 million for the year ended December 31, 2024.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP, Boston, Massachusetts, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, review of the consolidated financial statements included in the Company’s reports on Form 10-Q and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Aggregate audit fees incurred by the Company for the year ended December 31, 2024 were $0.2 million.

Audit-Related Fees: Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Aggregate audit-related fees incurred by the Company for the year ended December 31, 2024 were $0.0 million.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and local tax matters. Aggregate tax fees incurred by the Company for the year ended December 31, 2024 were $0.1 million.

All Other Fees: Other fees would include fees for products and services other than the services reported above. All other fees incurred by the Company for the year ended December 31, 2024 were $0.0 million.

Aggregate Non-Audit Fees: The aggregate non-audit fees billed by PricewaterhouseCoopers LLP for services rendered to the Company and to the Advisor, and any entity controlling controlled by or under common control with the Advisor that provides ongoing services to the Company, for the year ended December 31, 2024 were $0.1 million. These amounts represent fees PricewaterhouseCoopers LLP billed for tax-related services, including the amounts described above under the captions “Tax Services Fees” and “All Other Fees.”

Pre-approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit- related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with this policy, the Audit Committee pre-approved all services performed by the Company’s independent registered public accounting firm in 2024.

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

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on November 13, 2023).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.2*	Description of Securities.

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

Exhibit Number	Description of Document
10.14

Revolving Credit Agreement, dated as of November 29, 2023, by and among the Company as Equity Holder, BCPC I, LLC as Borrower, with Goldman Sachs Bank USA, as Syndication Agent and Administrative Agent, and Computershare Trust Company, N.A., as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10-K (File No. 814-01474) filed on March 27, 2024).

10.15

New Commitment Request, dated March 22, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on March 27, 2024).

10.16

Increasing Lender/Joinder Lender Agreement, dated as of May 24, 2024, pursuant to Section 2.08(e) of the Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on August 14, 2024).

10.17

New Commitment Request dated October 30, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on November 5, 2024).

10.18

Loan and Security Agreement, dated August 21, 2024 by and among the Company, as Servicer and as Parent, BCPC II-J,LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Deutsche Bank National Trust Company, as Collateral Administrator, Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on November 14, 2024).

10.19

First Amendment to Loan and Security Agreement, dated December 13, 2024, by and among the BCPC II-J, LLC, as borrower, the Company, as servicer, Deutsche Bank National Trust Company, as collateral agent, collateral administrator and as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent and as a lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on December 18, 2024).

10.20

Second Amendment to Senior Secured Revolving Credit Agreement, dated December 18, 2024 by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on December 23, 2024).

10.21*

First Amendment to Senior Secured Revolving Credit Agreement, dated as of December 29, 2023, among the Company,as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto.

10.22*	Amended and Restated limited liability company agreement between the Company and an entity advised by Amberstone Co., Ltd.

14.	Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

19*	Insider Trading Policy

21*	Subsidiaries of Bain Capital Private Credit

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on August 11, 2023).

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

Bain Capital Private Credit

Date: March 14, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: March 14, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Trustee & Chief Executive Officer	March 14, 2025
Michael A. Ewald

/s/ AMIT JOSHI	Chief Financial Officer	March 14, 2025
Amit Joshi

/s/ JEFFREY B. HAWKINS	Trustee & Chairman	March 14, 2025
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Trustee & President	March 14, 2025
Michael J. Boyle

/s/ AMY BUTTE	Trustee	March 14, 2025
Amy Butte

/s/ DAVID G. FUBINI	Trustee	March 14, 2025
David G. Fubini

/s/ THOMAS A. HOUGH	Trustee	March 14, 2025
Thomas A. Hough

/s/ JAY MARGOLIS	Trustee	March 14, 2025
Jay Margolis

/s/ CLARE RICHER	Trustee	March 14, 2025
Clare Richer