Form 10-Q
period 2025-03-31
Bain Capital Private Credit
filed 2025-05-15
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 814-01474

BAIN CAPITAL PRIVATE CREDIT

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6984749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 37th Floor Boston, MA	02116
(Address of Principal Executive Office)	(Zip Code)

(617) 516-2000

(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 15, 2025 were 0, 0 and 24,618,873 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCPC Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2024 and in our filings with the Securities and Exchange Commission (the “SEC”). Except as otherwise specified in this Quarterly Report, the terms “we”, “us”, “our”, and the “Company” refer to Bain Capital Private Credit.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investment (amortized cost of $875,896 and $712,111, respectively)	$877,783	$712,198
Non-controlled affiliate investment (amortized cost of $4,050 and $4,800, respectively)	4,825	5,101
Controlled affiliate investment (amortized cost of $16,625 and $0, respectively)	16,709	-
Cash and cash equivalents	21,290	15,441
Foreign cash (cost of $9,072 and $1,006, respectively)	9,112	898
Collateral on forward currency exchange contracts	1,230	833
Restricted cash and cash equivalents	50	50
Deferred financing costs (net of accumulated amortization of $1,113 and $718, respectively)	7,355	7,375
Interest receivable on investments	8,457	6,459
Dividend Receivable on investments	75	-
Unrealized appreciation on forward currency exchange contracts	-	1,492
Receivable for investments sold	85,444	510
Prepaid insurance	210	309
Prepaid financing costs	57	75
Other receivables	1,000	1,786
Total Assets	$1,033,597	$752,527

Liabilities
Debt	$487,222	$378,101
Distributions payable	3,354	6,006
Interest expense payable	4,698	3,976
Incentive fee payable	1,722	1,585
Repurchase of Common Shares payable	473	1,537
Base management fee payable	1,587	1,316
Accrued expenses and other liabilities	822	1,171
Unrealized depreciation on forward currency exchange contracts	283	-
Payable for investments purchased	74,359	401
Total Liabilities	574,520	394,093

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (17,872,129 and 13,988,959 shares issued and outstanding, respectively)	179	140
Paid-in-capital in excess of par value	451,730	352,342
Accumulated distributable earnings	7,168	5,952
Total Net Assets	459,077	358,434
Total Liabilities and Total Net Assets	$1,033,597	$752,527

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Net Asset Value Per Share
Class I Shares:
Net assets	$459,077	$358,434
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	17,872,129	13,988,959
Net asset value per share	$25.69	$25.62

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$18,924	$7,206
Dividend income	347	-
PIK income	823	14
Other income	1,502	1,033
Total interest income from non-controlled/non-affiliate investments	21,596	8,253

Investment income from non-controlled/affiliate investments:
Dividend income	75	—
Total interest income from non-controlled/affiliate investments:	75	—

Investment income from controlled affiliate investments:
Interest from investments	14	—
Total interest income from controlled affiliate investments:	14	—
Total investment income	21,685	8,253

Expenses
Interest and debt financing expenses	$7,405	$2,521
Incentive fee	1,722	733
Professional fees and operating expenses	257	497
Base management fee	1,586	522
Amortization of deferred offering costs	-	349
Trustee fees	110	108
Organization costs	-	104
Other general and administrative expenses	588	-
Total Expenses Before Fee Waivers	11,668	4,834
Expense recoupment (support)	178	(737)
Total Expenses, Net of Fee Waivers	11,846	4,097
Net Investment Income (Loss) Before Taxes	9,839	4,156
Income taxes, including excise taxes	81	-
Net Investment Income (Loss)	9,758	4,156

Net Realized and Unrealized Gains (Losses)
Net realized gain on non-controlled/non-affiliate investments	225	23
Net realized gain (loss) on foreign currency transactions	(61)	(26)
Net realized loss on foreign currency of debt	-	(12)
Net realized gain on forward currency exchange contracts	746	41
Net change in unrealized appreciation on foreign currency translation	179	(21)
Net change in unrealized appreciation on foreign currency translation on debt	(956)	317
Net change in unrealized appreciation on forward currency exchange contracts	(1,775)	202
Net change in unrealized appreciation on non-controlled/non-affiliate investments	1,800	(847)
Net change in unrealized appreciation on non-controlled/affiliate investments	474	-
Net change in unrealized appreciation on controlled affiliate investments	84	-
Total Net Gains (Losses)	716	(323)

Net Increase (Decrease) in Net Assets Resulting from Operations	$10,474	$3,833

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operations
Net investment income (loss)	$9,758	$4,156
Net realized gains	910	26
Net change in unrealized appreciation	(194)	(349)
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,474	$3,833

Distributions to Shareholders
Class I	(9,258)	(2,902)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(9,258)	$(2,902)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$97,901	$26,145
Repurchase of Common Shares	(473)	-
Distributions reinvested	1,999	359
Net Increase from Capital Share Transactions	$99,427	$26,504

Net Assets
Total increase (decrease) in net assets during the period	100,643	27,435
Net Assets, beginning of period	358,434	110,270
Net Assets at End of Period	$459,077	$137,705

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$10,474	$3,833
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(196,087)	(136,480)
Proceeds from principal payments and sales of investments	7,243	33,477
Increase in investments due to PIK	(958)	(14)
Accretion of discounts and amortization of premiums	(609)	(315)
Amortization of deferred financing costs and debt issuance costs	395	122
Amortization of deferred offering costs	-	349
Net realized gain from investments	(225)	(23)
Net realized gain on foreign currency transactions	61	26
Net realized loss on foreign currency of debt	-	12
Net change in unrealized appreciation on investments	(2,358)	847
Net change in unrealized appreciation on foreign currency translation	(179)	21
Net change in unrealized appreciation on foreign currency translation on debt	956	(317)
Net change in unrealized appreciation on forward currency exchange contracts	1,775	(202)
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(397)	(267)
Interest receivable on investments	(1,998)	593
Dividend Receivable	(75)	-
Prepaid insurance	99	113
Prepaid financing costs	18	-
Other receivables	786	-
Due to affiliate	-	(3,881)
Interest expense payable	722	704
Incentive fee payable	137	733
Accrued expenses and other liabilities	(349)	275
Base management fee payable	271	522
Net Cash (Used in) Provided by Operating Activities	(180,298)	(99,872)

Cash Flows From Financing Activities
Borrowings on debt	178,665	89,650
Repayments of debt	(70,500)	(25,113)
Payments of financing costs	(375)	(176)
Payments of offering costs	-	(71)
Repurchase of Common Shares	(1,537)	-
Proceeds from issuance of Common Shares	97,901	26,145
Shareholder distributions paid	(9,911)	(2,848)
Net Cash Provided by (Used in) Financing Activities	194,243	87,587
Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	13,945	(12,285)
Effect of foreign currency exchange rates	118	(47)
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	16,389	19,294
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$30,452	$6,962

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$6,288	$1,695
Cash paid for excise taxes during the period	155	-
Reinvestment of dividends during the period	1,999	359

Cash	$21,290	$6,408
Restricted cash	50	50
Foreign cash	9,112	504
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$30,452	$6,962

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	7/12/2029	$889	889	889
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$11,964	11,835	11,964
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	7/25/2030	$7,637	7,587	7,637
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(18)	—
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	7/25/2030	$3,687	3,658	3,687
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030	$—	(20)	—
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.31%	7/25/2030	$2,030	2,013	2,030
BTX Precision (10)(12)(17)	Equity Interest	—	—	—	—	1	1,201	1,525
Novaria (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.82%	6/6/2031	$2,993	2,996	2,996
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$8,129	8,005	8,129
Saturn Purchaser Corp. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(6)	—
Solairus (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(10)	—
Aerospace & Defense Total							$38,130	$38,857	8.5%

Automotive
Caliber (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.82%	1/30/2031	$4,940	4,940	4,874
Chilton (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031	$—	(25)	(26)
Chilton (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.80%	2/5/2031	$578	550	549
Chilton (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	2/5/2031	$1,034	1,026	1,026
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	11/1/2028	$9,775	9,704	9,775
JHCC Holdings, LLC (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/9/2027	$9,479	9,462	9,479
Automotive Total							$25,657	$25,677	5.6%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.67%	3/31/2028		$1,966	1,940	1,966
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.67%	3/31/2029		$11,098	10,941	11,098
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		803	803	854
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	86	53	47
Hellers (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(3)	(3)
Hellers (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.56% (2.19% PIK)	9.93%	9/27/2030	AUD	324	225	196
Hellers (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.56% (2.19% PIK)	9.41%	9/27/2030	NZ$	721	435	397
Spindrift (15)(17)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,421	1,380	1,379
Spindrift (10)(12)(17)	Equity Interest	—	—	—	—		1	500	501
Beverage, Food & Tobacco Total								$16,274	$16,435	3.6%

Capital Equipment
Alliance Laundry (21)	First Lien Senior Secured Loan	SOFR	2.75%	7.07%	8/19/2031		$3,000	3,004	2,993
DiversiTech (14)	First Lien Senior Secured Loan	SOFR	3.76%	8.06%	12/22/2028		$1,975	1,969	1,979
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	7/6/2028		$8,439	8,319	8,439
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SONIA	5.25%	10.55%	2/6/2032		£175	214	223
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.78%	2/10/2032		€901	933	974
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.78%	2/10/2032		€279	288	302
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	2/10/2032		$364	361	360
Goodfellow (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.71%	2/10/2032		£265	341	340
Goodfellow (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/10/2032		£—	—	—
PPT Group (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031		£—	(2)	(2)
PPT Group (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2031		£—	(2)	(3)
PPT Group (6)(8)(17)(21)	First Lien Senior Secured Loan	SONIA	5.50%	9.96%	2/28/2031		£936	1,169	1,199
PPT Group (6)(10)(12)(17)	Equity Interest	—	—	—	—		57	57	57
Capital Equipment Total								$16,651	$16,861	3.7%

Chemicals, Plastics & Rubber
Delrin (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.31%	11/1/2030		$1,995	2,000	1,984
Duraco (5)(16)(17)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.80%	6/6/2029		$64	53	45
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.80%	6/6/2029		$6,228	6,149	6,041
INEOS Quattro (6)(21)	First Lien Senior Secured Loan	SOFR	3.85%	8.17%	3/14/2030		$3,970	3,956	3,742
Prince/Ferro (14)	First Lien Senior Secured Loan	SOFR	4.40%	8.69%	4/23/2029		$3,970	3,883	3,511
Solenis (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.30%	6/20/2031		$3,990	3,970	3,934
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027		$11,676	11,578	11,326
Chemicals, Plastics & Rubber Total								$31,589	$30,583	6.7%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027		$8,485	8,035	8,166
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027		$850	799	818
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027		$521	491	490
Quikrete Holdings (21)	First Lien Senior Secured Loan	SOFR	2.25%	6.57%	1/30/2032		$2,000	1,995	1,980
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	12/11/2030		$82	82	51
Zeus Fire & Security (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030		$—	(9)	(9)
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	12/11/2030		$10,461	10,387	10,384
Construction & Building Total								$21,780	$21,880	4.8%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
Harbor Freight (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.82%	6/11/2031	$3,000	2,936	2,930
New Milani Group LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$8,347	8,347	8,347
New Milani Group LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2026	$—	—	—
Consumer Goods: Durable Total							$11,283	$11,277	2.5%

Consumer Goods: Non-Durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	11.20%	1/24/2028	$4,057	4,028	4,037
Hempz (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(19)	(18)
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$11,356	11,265	11,270
PurposeBuilt Brands (f.k.a. Weiman) (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.30%	3/26/2027	$8,481	8,445	8,481
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(47)	—
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	2/21/2031	$10,890	10,753	10,890
WU Holdco, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.30%	3/26/2027	$662	662	662
Consumer Goods: Non-Durable Total							$35,087	$35,322	7.7%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	10.55%	12/29/2027	$11,907	11,578	11,907
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.44%	12/29/2027	$181	163	181
Five Star (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.54%	5/5/2029	$1,995	1,970	1,961
Novolex (14)	First Lien Senior Secured Loan	SOFR	3.18%	7.50%	4/13/2029	$4,000	3,990	3,987
Technimark (14)	First Lien Senior Secured Loan	SOFR	3.25%	7.57%	4/14/2031	$2,992	2,985	2,981
Containers, Packaging & Glass Total							$20,686	$21,017	4.6%

Environmental Industries
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	7/12/2029	£2,324	2,928	2,999
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.36%	7/12/2029	€937	1,020	1,013
Reconomy (5)(6)(13)(17)(21)(29)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.55%	7/12/2029	£2,499	2,645	2,681
Reconomy (5)(6)(13)(17)(21)(30)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	8.36%	7/12/2029	£2,499	3,108	3,117
Environmental Industries Total							$9,701	$9,810	2.1%

FIRE: Finance
Allworth Financial Group, L.P. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	12/23/2027	$380	364	380
Allworth Financial Group, L.P. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(2)	—
Cetera (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.82%	8/9/2030	$3,990	3,980	3,962
Choreo (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	2/18/2028	$1,238	1,238	1,238
DRW (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.79%	6/26/2031	$5,000	5,007	4,990
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	3/18/2030	$6,952	6,945	6,950
Jane Street (21)	First Lien Senior Secured Loan	SOFR	2.00%	6.31%	12/15/2031	$4,987	4,931	4,934
Kestra (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.29%	3/21/2031	$2,993	2,985	2,969
Lagerbox (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	3.50%	6.22%	12/20/2028	€750	779	811
Osaic (aka Advisor Group) (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.82%	8/17/2028	$2,992	2,996	2,974
PMA (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(17)	(18)
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	1/31/2031	$10,880	10,728	10,717
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—	33	3,304	3,307
Sikich (10)(12)(17)	Warrants	—	—	—	—	2	—	140
Sikich (10)(12)(17)	Warrants	—	—	—	—	5	—	488
Wealth Enhancement Group (WEG) (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.30%	10/2/2028	$4,417	4,391	4,417
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(3)	—
FIRE: Finance Total							$47,626	$48,259	10.5%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	8.42%	8/19/2028	$3,970	3,952	3,936
IMA Financial Group (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	11/1/2028	$2,992	2,992	2,980
PCF (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	11/1/2028	$4,649	4,649	4,649
Simplicity (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.19%	12/31/2031	$810	786	759
Simplicity (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(24)	(25)
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	12/31/2031	$15,683	15,532	15,526
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	11/6/2030	$4,954	4,930	4,931
Broadstreet Partners, Inc. (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	6/13/2031	$2,992	2,985	2,970
FIRE: Insurance Total							$35,802	$35,726	7.8%

Forest Products & Paper
Multi-Color Corp (13)(14)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	10/29/2028	$1,974	1,903	1,647
Forest Products & Paper Total							$1,903	$1,647	0.4%

Healthcare & Pharmaceuticals
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$2,489	2,466	2,489
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$2,496	2,476	2,496
AEG Vision (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$9,900	9,821	9,900
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$1,129	1,066	1,129
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(19)	(19)
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(27)	(27)
AOM Infusion (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	3/19/2032	$15,750	15,593	15,592
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	5/31/2028	$13,476	13,408	13,409
Beacon Specialized Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	3/25/2028	$1,137	1,088	1,137
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	3/25/2028	$4,294	4,259	4,294
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$5,116	5,055	5,052
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$13,361	13,240	13,361
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—	1,127	1,127	1,315
EHE Health (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
Masco (6)(15)(17)(21)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,000	5,348	5,271
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.76%	8/29/2031	€264	276	279
Nafinco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031	€1,464	1,587	1,559
Nafinco (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.87%	5/30/2031	€39	40	40
Odyssey Behavioral Health (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(40)	(17)
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/21/2031	$10,594	10,470	10,541
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—	7	698	746
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(21)	—
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.81%	2/28/2029	$9,742	9,646	9,742
Red Nucleus (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$—	(25)	(32)
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	10/17/2031	$526	494	505
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/17/2031	$6,579	6,502	6,530
RedMed Operations (Collage Rehabilitation) (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(9)	(9)
RedMed Operations (Collage Rehabilitation) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.31%	2/28/2031	$1,318	1,304	1,303
RedMed Operations (Collage Rehabilitation) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.31%	2/28/2031	$20,522	20,421	20,419
Soliant (21)	First Lien Senior Secured Loan	SOFR	3.75%	8.00%	7/18/2031	$1,995	2,005	1,965
WellSky (21)	First Lien Senior Secured Loan	SOFR	3.11%	7.44%	3/10/2028	$1,995	1,995	1,991
Healthcare & Pharmaceuticals Total							$130,244	$130,961	28.5%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	9.71%	6/28/2029	£6,481	8,074	8,366
Appriss (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(24)	(24)
Appriss (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.29%	3/10/2031	$677	630	629
Appriss (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	3/10/2031	$21,383	21,224	21,223
Govineer Solutions (fka Black Mountain) (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(38)	(45)
Govineer Solutions (fka Black Mountain) (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(25)	(30)
Govineer Solutions (fka Black Mountain) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$15,772	15,663	15,654
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$17,512	17,240	17,250
Chartbeat (10)(12)(17)	Warrants	—	—	—	—	2	—	—
Gainwell Technologies (13)(19)	First Lien Senior Secured Loan	SOFR	4.10%	8.40%	10/1/2027	$2,738	2,695	2,575
Genesys Telecommunications Laboratories Inc (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.82%	1/23/2032	$3,000	2,981	2,972
LogRhythm (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(12)	(14)
LogRhythm (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	7/2/2029	$4,546	4,429	4,409
PayRange (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(8)	(6)
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	10/31/2030	$2,108	2,089	2,093
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	1,225
PlentyMarkets (4)(5)(6)(9)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/13/2032	€—	(13)	(13)
PlentyMarkets (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/13/2031	€—	—	—
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	8/31/2028	$5,965	5,968	5,953
RetailNext (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$—	(16)	(17)
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	11.31%	12/5/2030	$7,975	7,900	7,895
SensorTower (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(6)	—
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.80%	3/15/2029	$7,107	7,023	7,107
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	3,099
Utimaco (6)(8)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.94%	5/14/2029	€7,627	8,308	8,185
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.68%	5/14/2029	$5,373	5,332	5,333
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.68%	5/14/2029	$2,000	1,985	1,985
High Tech Industries Total							$113,549	$115,804	25.2%

Hotel, Gaming & Leisure
Awayday (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/6/2031	$9,380	9,380	9,380
Awayday (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	9/6/2030	$1,775	1,737	1,775
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/6/2031	$16,329	16,179	16,329
Awayday (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/6/2031	$3,800	3,786	3,800
City BBQ (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(20)	—
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030	$7,563	7,503	7,563
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	777
City BBQ (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	—
Concert Golf Partners Holdco LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/1/2031	$—	(49)	—
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.06%	3/31/2031	$8,740	8,604	8,740
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.88%	3/31/2031	$995	980	995
Le Berger SA (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	6.11%	2/21/2028	€500	522	539
Pollo Tropical (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(8)	(9)
Pollo Tropical (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	10/23/2029	$7,120	7,039	7,031
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	1/19/2028	$9,800	9,601	9,800
Scientific Games Lottery (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.28%	4/4/2029	$4,987	4,985	4,965
Hotel, Gaming & Leisure Total							$70,973	$71,685	15.6%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Facts Global Energy (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.56%	12/20/2031	$883	878	874
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$—	(3)	(6)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031	$—	(1)	(1)
Facts Global Energy (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.54%	12/20/2031	$635	620	629
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	6/29/2029	£8,100	10,209	9,906
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.71%	6/29/2029	£1,134	1,409	1,250
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.58%	9/2/2029	£3,750	4,370	4,146
Media: Advertising, Printing & Publishing Total							$17,482	$16,798	3.7%

Media: Diversified & Production
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.57%	5/3/2028	$1,768	1,746	1,684
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.57%	12/31/2031	$1,197	1,175	1,103
Media: Diversified & Production Total							$2,921	$2,787	0.6%

Retail
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€3,969	4,263	4,291
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	10
Retail Total							$4,273	$4,301	0.9%

Services: Business
Access CIG (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.54%	8/18/2028	$2,992	3,004	2,997
Advanced Aircrew (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	(3)
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.82%	7/26/2030	$4,690	4,649	4,667
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	571
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	—	—
Allbridge (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	6/5/2030	$4,963	4,930	4,963
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
AMI (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.69%	10/17/2031	$384	368	367
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$10,637	10,562	10,557
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.50% PIK)	11.78%	5/20/2031	$8,835	8,835	8,835
Cube (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	—	—
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.81%	3/18/2030	$828	823	828
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.81%	3/18/2030	$347	330	347
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(7)	—
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.81%	3/18/2030	$4,950	4,901	4,950
DSN (Dealer Services Network) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	2/9/2027	$4,988	4,949	4,988
DTIQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(28)	(63)
DTIQ (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$—	—	(47)
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.82%	9/30/2029	$21,171	20,837	20,853
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	—	785
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.70%	10/30/2030	$889	853	819
Easy Ice (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(29)	(32)
Easy Ice (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.69%	10/30/2030	$11,648	11,485	11,473

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Electronic Merchant Systems (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	(8)
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	8/1/2030	$9,212	9,068	9,166
Electronic Merchant Systems (10)(12)(17)	Equity Interest	—	—	—	—	72	766	892
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.25%	7.57%	6/17/2031	$3,990	3,950	3,948
E-Tech Group (5)(17)(18)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.00%	4/9/2030	$102	96	91
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	4/9/2030	$3,493	3,464	3,441
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(8)(9)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/13/2032	€—	(37)	(39)
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/13/2032	€—	(7)	(16)
Grant Thornton (21)	First Lien Senior Secured Loan	SOFR	2.75%	7.07%	6/2/2031	$2,993	2,989	2,981
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027	$—	(5)	(9)
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027	$—	(1)	(3)
Orion (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.69%	3/19/2027	$143	142	140
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2027	$—	(6)	(7)
Orion (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.56%	3/19/2027	$7,464	7,394	7,389
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.57%	4/30/2031	$3,990	3,990	3,973
PRGX (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030	$—	(38)	(39)
PRGX (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	12/20/2030	$12,311	12,190	12,188
Pure Wafer (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030	$—	(11)	(23)
Pure Wafer (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.92%	11/12/2030	$462	440	439
Pure Wafer (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.92%	11/12/2030	$7,837	7,764	7,759
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,439
R1 RCM Inc. (4)(5)(9)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/19/2031	$—	(1)	(2)
R1 RCM Inc. (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.57%	11/19/2031	$2,800	2,783	2,770
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.13%	9/12/2031	€778	860	833
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	100	112	114
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	233	260	260
Sharp (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.55%	12/31/2028	$3,990	3,990	3,985
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.00%	2/22/2031	€3,600	3,865	3,892
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	900	975	1,174
Services: Business Total							$143,438	$144,583	31.5%

Services: Consumer
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	13.05%	6/21/2029	$183	184	174
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.80%	6/21/2029	$175	171	170
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.75%	13.05%	6/21/2029	$1,734	1,703	1,700
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.75%	7/25/2028	$6,046	6,015	6,056
WhiteWater Express (15)(17)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$15,000	14,869	14,869
Services: Consumer Total							$22,942	$22,969	5.0%

Telecommunications:
Altafiber (fka Cincinnati Bell) (14)	First Lien Senior Secured Loan	SOFR	2.75%	7.07%	11/22/2028	$3,990	3,990	3,991
Services: Consumer Total							$3,990	$3,991	0.9%

Transportation: Cargo
Gulf Winds International (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.60%	11.92%	12/16/2028	$9,775	9,560	9,384
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	10.49%	12/29/2028	$7,820	7,647	7,820
Transportation: Cargo Total							$17,207	$17,204	3.7%

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025

(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Utilities: Water
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/24/2031	$787	774	787
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(9)	—
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	7/24/2031	$7,019	6,956	7,019
Utilities: Water Total							$7,721	$7,806	1.7%

Wholesale
Abracon Group Holding, LLC. (8)(12)(15)(17)(19)(27)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	10.96%	7/6/2028	$15,048	14,659	11,023
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	12/19/2030	$3,096	3,096	3,096
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	12/19/2030	$1,143	1,143	1,143
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.80%	12/19/2029	$481	481	481
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	12/28/2029	$9,800	9,608	9,800
Wholesale Total							$28,987	$25,543	5.6%
Non-Controlled/Non-Affiliate Investments Total							$875,896	$877,783	191.2%

Non-Controlled/Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	100	130
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(17)	Preferred Equity	—	—	—	—	5	3,950	4,695
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	—	—
FIRE: Finance Total							$4,050	$4,825	1.1%
Non-Controlled/Affiliate Investments Total							$4,050	$4,825	1.1%

Controlled Affiliate Investments
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (7)(17)(21)(28)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/24/2036	$12,740	12,740	12,739
Bain Capital Senior Loan Program II, LLC (7)(10)(28)	Equity Interest Investment Vehicles	—	—	—	—	2,250	3,875	3,929
Bain Capital Senior Loan Program II, LLC (7)(10)(28)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	41
Investment Vehicles Total							$16,625	$16,709	3.6%
Controlled Affiliate Investments Total							$16,625	$16,709	3.6%
Investments Total							$896,571	$899,317	195.9%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	4.26%	—	$14,226	14,226	14,226
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	4.22%	—	$4,172	4,172	4,172
Cash Equivalents Total							$18,398	$18,398	4.0%
Investments and Cash Equivalents Total							$914,969	$917,715	199.9%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 38	POUND STERLING 0	Bank of New York Mellon	8/13/2025	$(38)
US DOLLARS 6,345	EURO 5,680	Bank of New York Mellon	8/13/2025	163
US DOLLARS 203	AUSTRALIAN DOLLARS 320	Bank of New York Mellon	9/17/2025	3
US DOLLARS 6,073	EURO 5,450	Bank of New York Mellon	10/8/2025	122
US DOLLARS 11,473	EURO 10,940	Bank of New York Mellon	1/9/2026	(530)
US DOLLARS 1,390	POUND STERLING 1,080	Bank of New York Mellon	3/30/2026	(2)
US DOLLARS 3,608	EURO 3,290	Bank of New York Mellon	3/30/2026	(16)
US DOLLARS 449	NEW ZEALAND DOLLAR 780	Bank of New York Mellon	6/15/2026	4
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	41
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(30)
				$(283)

See Notes to Consolidated Financial Statements

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, P, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at March 31, 2025. Certain investments are subject to a EURIBOR, P, SOFR, SONIA, BKBM or BBSY interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars

3. Percentages are based on the Company’s net assets of $459,077 as of March 31, 2025.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets totaled 8.3% of the Company’s total assets.

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

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $28,074 or 6.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Advanced Aircrew	7/26/2024
Bain Capital Senior Loan Program II, LLC	3/24/2025
BCPC Project Aberdeen, LLC	7/3/2024
BTX Precision	7/25/2024
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTIQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Galeria	8/1/2024
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
PPT Group	2/28/2025
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Spindrift	2/19/2025

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

27. Loan was on non-accrual status as of March 31, 2025.

28. As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

29. GBP 606 and EUR 34 of the total par amount for this security is at SONIA + 6.25% and EUIBOR + 6%, respectively.

30. GBP 787 of the total par amount for this security is at SONIA+ 6.25%.

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

See Notes to Consolidated Financial Statements

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2025, the Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share.

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

Our operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's shareholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 10, underlying investment cost and market value as disclosed on the Consolidated Schedule of Investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies ("ASC 946"). The functional currency of the Company is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s Consolidated Financial Statements or the consolidated results of operations as previously reported.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Company's Board of Trustees (the “Board”). The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended March 31, 2025 and 2024, the Company recorded $0.4 million and $0.0, of dividend income, respectively, of which, $0.3 million, and $0.0 million, relate to PIK dividends, respectively. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there was one and zero loans on non-accrual, respectively.

Distributions

Distributions to common shareholders are recorded on the record date. The Board delegated authority to the Company's officers to declare from time to time distributions payable in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each such Distribution shall not exceed an annualized distribution yield of 10%, as may be appropriate and in the interest of the Company's shareholders, subject to the Board’s ratification at the immediately succeeding quarterly meeting of the Board. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions to its shareholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the shareholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the Consolidated Financial Statements. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through March 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2025, the tax years that remain subject to examination are from 2021 (commencement of operations) forward.

For the three months ended March 31, 2025 and 2024, tax expense was $0.1 million and $0.0 million, respectively.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through May 15, 2025, the issuance date of the Consolidated Financial Statements, and noted no recent accounting pronouncements will have a material impact in the Consolidated Financial Statements of the Company except for what is noted below:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$817,270	91.2%	$814,636	90.5%
Subordinated Debt	43,945	4.9	43,868	4.9
Preferred Equity	8,645	1.0	9,464	1.1
Equity Interest	10,086	1.1	14,012	1.6
Warrants	—	0.0	628	0.1
Subordinated Notes in Investment Vehicles (1)	12,740	1.4	12,739	1.4
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	41	0.0
Equity Interests in Investment Vehicles (1)	3,875	0.4	3,929	0.4
Total	$896,571	100.0%	$899,317	100.0%

(1) Represents debt and equity investment in SLP II.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$687,623	95.9%	$685,846	95.7%
Preferred Equity	14,360	2.0	14,694	2.0
Equity Interest	9,529	1.3	10,984	1.5
Subordinated Debt	5,399	0.8	5,147	0.7
Warrants	—	—	628	0.1
Total	$716,911	100.0%	$717,299	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$813,945	90.8%	$816,913	90.8%
United Kingdom	46,229	5.2	46,008	5.1
Germany	15,612	1.7	15,490	1.7
Luxembourg	6,230	0.7	6,308	0.7
Italy	5,348	0.6	5,271	0.6
Ireland	4,840	0.5	5,066	0.6
Netherlands	1,903	0.2	1,878	0.2
Belgium	1,754	0.2	1,746	0.2
New Zealand	710	0.1	637	0.1
Total	$896,571	100.0%	$899,317	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of

December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$641,360	89.4%	$644,060	89.7%
United Kingdom	42,061	5.9	40,976	5.7
Germany	15,618	2.2	15,121	2.1
Italy	5,348	0.7	5,102	0.7
Ireland	4,839	0.7	4,774	0.7
Luxembourg	4,122	0.6	3,980	0.6
Netherlands	1,626	0.2	1,511	0.2
Belgium	1,232	0.2	1,143	0.2
New Zealand	705	0.1	632	0.1
Total	$716,911	100.0%	$717,299	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Services: Business	$143,438	15.9%	$144,583	16.0%
Healthcare & Pharmaceuticals	130,244	14.5	130,961	14.5
High Tech Industries	113,549	12.7	115,804	12.9
Hotel, Gaming & Leisure	70,973	7.9	71,685	8.0
FIRE: Finance (1)	51,676	5.8	53,084	5.9
Aerospace & Defense	38,130	4.3	38,857	4.3
FIRE: Insurance (1)	35,802	4.0	35,726	4.0
Consumer Goods: Non-Durable	35,087	3.9	35,322	3.9
Chemicals, Plastics & Rubber	31,589	3.5	30,583	3.4
Automotive	25,657	2.9	25,677	2.9
Wholesale	28,987	3.2	25,543	2.8
Services: Consumer	22,942	2.6	22,969	2.6
Construction & Building	21,780	2.4	21,880	2.4
Containers, Packaging & Glass	20,686	2.3	21,017	2.3
Transportation: Cargo	17,207	1.9	17,204	1.9
Capital Equipment	16,651	1.9	16,861	1.9
Media: Advertising, Printing & Publishing	17,482	1.9	16,798	1.9
Investment Vehicles (2)	16,625	1.9	16,709	1.9
Beverage, Food & Tobacco	16,274	1.8	16,435	1.8
Consumer goods: Durable	11,283	1.3	11,277	1.3
Environmental Industries	9,701	1.1	9,810	1.1
Utilities: Water	7,721	0.9	7,806	0.9
Retail	4,273	0.5	4,301	0.5
Telecommunications	3,990	0.4	3,991	0.4
Media: Diversified & Production	2,921	0.3	2,787	0.3
Forest Products & Paper	1,903	0.2	1,647	0.2
Total	$896,571	100.0%	$899,317	100.0%

(1)
Finance, Insurance, and Real Estate (“FIRE”).
(2)
Represents debt and equity investment in SLP II.

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

As of March 31, 2025, the Company’s investment in SLP II consisted of subordinated notes of $12.7 million, preferred equity interests of $0.04 million and equity interests of $3.9 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP II. Since inception, the Company has sold $84.2 million of its investments to SLP II. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members. The Company measures the fair value of SLP II in accordance with ASC 820, using the net asset value (or its equivalent) as a practical expedient. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.

On March 19, 2025, SLP II, through SLP 2 MM CLO WH 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $100.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with NatWest Markets Plc, subject to leverage and borrowing base restrictions (the “MM CLO WH 1 Credit Facility”). The maturity date of the MM CLO WH 1 Credit Facility is March 19, 2029. With an effective rate of 6.3% per annum, as of March 31, 2025, the MM CLO WH 1 Credit Facility had $0.0 million of outstanding debt under the credit facility.

Below is a summary of SLP II’s portfolio at fair value:

As of
March 31, 2025
Total investments	$84,423
Weighted average yield on investments	10.0%
Number of borrowers in SLP II	17
Largest portfolio company investment	$5,000
Total of five largest portfolio company investments	$24,961
Unfunded commitments	$—

Below is a listing of SLP II’s individual investments as of March 31, 2025:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of March 31, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$4,987	4,925	4,987
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	7/25/2030	$4,987	4,987	4,987
Saturn Purchaser Corp. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$4,887	4,887	4,887
Aerospace & Defense Total							$14,799	$14,861	236.9%

Automotive
Chilton (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	2/5/2031	$5,000	4,963	4,963
Automotive Total							$4,963	$4,963	79.1%

Capital Equipment
Ergotron Acquisition LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	7/6/2028	$4,986	4,986	4,986
Capital Equipment Total							$4,986	$4,986	79.5%

Consumer Goods: Non-Durable
Hempz (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$5,000	4,956	4,963
Consumer Goods: Non-Durable Total							$4,956	$4,963	79.1%

FIRE: Finance
PMA (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	1/31/2031	$5,000	4,925	4,925
FIRE: Finance Total							$4,925	$4,925	78.5%

Healthcare & Pharmaceuticals
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$4,987	4,987	4,987
Odyssey Behavioral Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/21/2031	$4,988	4,925	4,963
Red Nucleus (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/17/2031	$5,000	4,938	4,963
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$4,987	4,938	4,987
Healthcare & Pharmaceuticals Total							$19,788	$19,900	317.2%

High Tech Industries
Govineer Solutions (fka Black Mountain) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$5,000	4,963	4,963
SensorTower (8)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.80%	3/15/2029	$5,000	5,000	5,000
High Tech Industries Total							$9,963	$9,963	158.8%

Hotel, Gaming & Leisure
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030	$5,000	5,000	5,000
Awayday (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/6/2031	$4,987	4,963	4,987
Hotel, Gaming & Leisure Total							$9,963	$9,987	159.2%

Services: Business
Easy Ice (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.69%	10/30/2030	$4,987	$4,913	$4,913
AMI (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$5,000	$4,962	$4,962
Services: Business Total							$9,875	$9,875	157.4%

Total							$84,218	$84,423	1345.7%

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at March 31, 2025. Certain investments are subject to a SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3. Percentages are based on the Company’s net assets of $6,274 as of March 31, 2025.

4. Tick mark not used

5. Tick mark not used

6. Tick mark not used

7. Tick mark not used

8. Assets or a portion thereof are pledged as collateral for the MM CLO WH 1 Credit Facility.

9. Tick mark not used

10. Tick mark not used

11. Tick mark not used

12. Tick mark not used

13. Tick mark not used

14. Tick mark not used.

15. Tick mark not used

16. Tick mark not used

17. Security valued using unobservable inputs (Level 3).

18. Loan includes interest rate floor of 1.00%.

19. Loan includes interest rate floor of 0.75%.

20. Tick mark not used

21. Tick mark not used

22. Loan includes interest rate floor of 2.00%.

23. Tick mark not used

24. Tick mark not used

25. Tick mark not used

26. Tick mark not used

Below is the financial information for SLP II:

Selected Balance Sheet Information

As of
March 31, 2025
ASSETS
Investments at fair value (amortized cost of $84,218)	$84,423
Cash and cash equivalents	29,600
Prepaid expenses	1,624
Deferred financing costs (net of accumulated amortization of $3)	397
Total assets	$116,044

LIABILITIES
Subordinated notes payable to Members	$25,490
Interest payable on subordinated notes payable to Members	28
Interest payable on debt	18
Payable for investments purchased	84,217
Accounts payable and accrued expenses	17
Total liabilities	$109,770

EQUITY
Members’ equity	6,274
Total Members' Equity	$6,274
Total liabilities and Members’ Equity	$116,044

Selected Statement of Operations Information

For the Three Months Ended
March 31, 2025
Expenses
Interest and debt financing expenses	$21
Interest expense on subordinated notes payable to Members	28
Professional fees and other expenses	18
Total expenses	67
Net investment (loss)	(67)

Net realized and unrealized gains
Net realized gain on investments	1
Net change in unrealized appreciation on investments	205
Total net gain	206
Net increase in Members' equity from operations	$139

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$130,946	$683,690	$—	$814,636
Subordinated Debt	—	—	43,868	—	43,868
Preferred Equity	—	—	9,464	—	9,464
Equity Interest	—	—	14,012	—	14,012
Warrants	—	—	628	—	628
Subordinated Note Investment Vehicles (1)	—	—	12,739	—	12,739
Preferred Equity Interest Investment Vehicles (1)	—	—	—	41	41
Equity Interest Investment Vehicles (1)	—	—	—	3,929	3,929
Total Investments	$—	$130,946	$764,401	$3,970	$899,317
Cash equivalents	$18,398	$—	$—	$—	$18,398
Forward currency exchange contracts (liability)	$—	$(283)	$—	$—	$(283)

(1) Includes debt and equity investment in SLP II.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	First Lien		Subordinated
	Senior		Notes in
	Secured	Equity	Investment	Preferred	Subordinated		Total
	Loans	Interests	Vehicles (1)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2025	$661,476	$10,984	$—	$14,694	$5,147	$628	$692,929
Purchases of investments and other adjustments to cost	109,355	560	12,739	—	32,985	—	155,639
Paid-in-kind interest income	372	—	—	106	480	—	958
Net accretion of discounts (amortization of premiums)	576	—	—	—	9	—	585
Principal repayments and sales of investments	(89,321)	—	—	(748)	—	—	(90,069)
Net change in unrealized appreciation on investments	880	2,468	—	480	178	—	4,006
Net realized gain on investments	352	—	—	—	1	—	353
Reclassifications	—	—	—	(5,068)	5,068	—	—
Balance as of March 31, 2025	$683,690	$14,012	$12,739	$9,464	$43,868	$628	$764,401
Change in unrealized appreciation attributable to investments still held at March 31, 2025	$881	$2,468	$—	$480	$178	$—	$4,007

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2025, there were no transfers in and out of Level 3.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien
	Senior
	Secured	Equity	Preferred	Subordinated		Total
	Loans	Interests	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$188,789	$90	$3,875	$—	$—	$192,754
Purchases of investments and other adjustments to cost	534,738	9,439	23,772	5,397	—	573,346
Paid-in-kind interest income	503	—	1,414	2	—	1,919
Net accretion of discounts (amortization of premiums)	1,286	—	—	—	—	1,286
Principal repayments and sales of investments	(62,497)	—	(15,000)	—	—	(77,497)
Net change in unrealized appreciation on investments	(2,029)	1,455	333	(252)	628	135
Net realized gain on investments	686	—	300	—	—	986
Balance as of December 31, 2024	$661,476	$10,984	$14,694	$5,147	$628	$692,929
Change in unrealized appreciation attributable to investments still held at December 31, 2024	$(2,006)	$1,456	$333	$(252)	$628	$159

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2024, there was no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2025 were as follows:

	As of March 31, 2025
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$596,018	Discounted cash flows	Comparative Yields	6.0%		—	14.2%		(10.1%)
First Lien Senior Secured Loans	11,023	Comparable company multiple	EBITDA Multiple				9.0	x
Subordinated	22,568	Discounted cash flows	Comparative Yields	13.7%		—	17.6%		(16.7%)
Equity Interest	130	Comparable company multiple	Book Value Multiple				1.0	x
Equity Interest	13,064	Comparable company multiple	EBITDA Multiple	3.9	x	—	23.0	x	(11.1x)
Equity Interest	260	Comparable company multiple	Revenue Multiple				9.0	x
Preferred equity	4,655	Comparable company multiple	EBITDA Multiple	10.3	x	—	15.3	x	(12.3x)
Preferred equity	114	Comparable company multiple	Revenue Multiple				9.0	x
Preferred equity	4,695	Comparable company multiple	Book Value Multiple				1.0	x
Warrants	628	Discounted Cash Flows	Discount Rate				25.0%
Total investments	$653,155

(1)
Included within the Level 3 assets of $764,401 is an amount of $111,246 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2025 . The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 were as follows:

	As of December 31, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$480,049	Discounted cash flows	Comparative Yields	8.2%		—	16.6%		(10.7%)
Subordinated	45	Discounted cash flows	Comparative Yields				16.6%
Equity Interest	7,333	Comparable company multiple	EBITDA Multiple	3.8	x	—	24.0	x	(11.6x)
Equity Interest	238	Comparable company multiple	Revenue Multiple				9.2	x
Preferred equity	4,518	Comparable company multiple	EBITDA Multiple	10.0	x	—	15.3	x	(12.3x)
Preferred equity	107	Comparable company multiple	Revenue Multiple				9.2	x
Warrants	628	Discounted Cash Flows	Discount Rate				25.0%
Total investments	$492,918

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2025	December 31, 2024
GS Revolving Credit Facility	3	$196,869	$190,060
JPM Revolving Credit Facility	3	149,853	116,041
SMBC Revolving Credit Facility	3	140,500	72,000
Total Debt		$487,222	$378,101

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

For the three months ended March 31, 2025 and 2024, the management fee was $1.6 million and $0.5 million, respectively. For the three months ended March 31, 2025 and 2024, there was no management fee contractually or voluntarily waived.

As of March 31, 2025 and December 31, 2024, $1.6 million and $1.3 million remained payable related to the base management fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $1.7 million and $0.7 million of income incentive fees (before waivers), respectively, which are included in incentive fees on the Consolidated Statements of Operations. The Advisor has voluntarily waived $0.0 million and $0.0 million of the income incentive fees earned by the Advisor during the three months ended March 31, 2025 and 2024, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of March 31, 2025 and December 31, 2024, there was $1.7 million and $1.6 million related to income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of March 31, 2025 and December 31, 2024.

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

For the three months ended March 31, 2025 and 2024, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

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

The Company incurred expenses related to the Administrator of $0.1 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, respectively, there were $0.3 million and $0.2 million related to the Administrator or to BCSF Advisors, LP that were payable and included in "accounts payable and accrued expenses" in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.1 million and $0.1 million expenses related to the sub-administrator for the three months ended March 31, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of March 31, 2025 and December 31, 2024, the Advisor and/or its affiliate held 3,988,208 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the three months ended March 31, 2025, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of March 31, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$100	$—	$—	$30	$—	$130	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	5,001	—	(750)	444	—	4,695	75	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	—	—	—	—	—	—	—	—
Total Non-Controlled/Affiliate Investment	$5,101	$—	$(750)	$474	$—	$4,825	$75	$—
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	$—	$12,739	$—	$—	$—	$12,739	$14	$—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	—	3,876	—	53	—	3,929	—	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	—	10	—	31	—	41	—	—
Total Controlled Affiliate Investment	$—	$16,625	$—	$84	$—	$16,709	$14	$—
Total	$5,101	$16,625	$(750)	$558	$—	$21,534	$89	$—

Investments during the year ended December 31, 2024, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity	$90	$10	$—	$—	$—	$100	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	3,875	825	—	301	—	5,001	—	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity	—	—	—	—	—	—	—	—
Total Non-Controlled/Affiliate Investment	$3,965	$835	$—	$301	$—	$5,101	$—	$—
Total	$3,965	$835	$—	$301	$—	$5,101	$—	$—

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

Subject to Financial Industry Regulatory Authority ("FINRA") and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class S shares, and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class D shares, in each case, payable monthly.

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

For the three months ended March 31, 2025 and 2024, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

The following table presents a summary of all expenses supported and recouped by the Advisor as of March 31, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$178	$1,816	November 30, 2026	8.16%	2.81%
December 31, 2023	295	-	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	-	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	-	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	-	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	-	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	-	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	-	308	August 31 2027	8.83%	1.85%
	$4,443	$178	$4,265

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2024.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$-	$1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	-	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	-	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	-	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	-	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	-	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	-	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	-	308	August 31, 2027	8.83%	1.85%
	$4,443	$-	$4,443

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 194.2%. As of December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 194.8%.

The Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$196,869	$196,869	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	149,853	149,853	250,000	116,041	116,041
SMBC Revolving Credit Facility	315,000	140,500	140,500	315,000	72,000	72,000
Total Debt	$765,000	$487,222	$487,222	$765,000	$378,101	$378,101

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2025 and year ended December 31, 2024 was 6.8% and 7.7%, respectively.

The combined weighted average borrowings outstanding for the three months ended March 31, 2025 and year ended December 31, 2024 were $391.3 million and $206.4 million, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$196,869	$—	$—	$196,869	$—
JPM Revolving Credit Facility	149,853	—	—	149,853	—
SMBC Revolving Credit Facility	140,500	—	—	140,500	—
Total Debt Obligations	$487,222	$—	$—	$487,222	$—

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

On March 7, 2025, BCPC I Borrower entered into the first amendment (the “GS First Amendment”) to the GS Revolving Credit Facility among the BCPC I Borrower, as borrower, the Company, as equity holder, the lenders from time to time party thereto, Goldman Sachs, as administrative agent and syndication agent, and Computershare, as collateral administrator, collateral agent and collateral custodian.

The GS First Amendment provides for, among other things, (i) an extension of the period during which the BCPC I Borrower may make borrowings under the GS Revolving Credit Facility from November 29, 2026 to November 29, 2027, (ii) an extension of the scheduled maturity date from November 29, 2028 to November 29, 2029, (iii) a decrease in the applicable margin for advances from 2.90% per annum to 2.00% per annum, and (iv) the payment of an administrative agency fee and certain other fees as agreed between the Company and Goldman Sachs.

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

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$3,276	$2,181
Unused facility fee	17	66
Amortization of deferred financing costs and upfront commitment fees	106	70
Total interest and debt financing expenses	$3,399	$2,317

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

The maximum commitment amount under the JPM Revolving Credit Facility was $150,000,000. Proceeds of the borrowings under the JPM Revolving Credit Facility may be used, among other things, to (i) fund portfolio investments by the BCPC II Borrower and (ii) to make advances under delayed draw term loans and revolving loans where the BCPC II Borrower is a lender. Borrowings under the JPM Revolving Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin of 2.30%. The BCPC II Borrower is required to utilize a minimum percentage of the commitments under the JPM Revolving Credit Facility, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for U.S. dollar advances as described above. The BCPC II Borrower pays a commitment fee of 0.50% per annum on the average daily unused amount of the commitments under the JPM Revolving Credit Facility, in addition to an administrative agency fee and certain other fees as agreed between the BCPC II Borrower and JPMorgan.

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

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$2,034	$-
Unused facility fee	158	-
Amortization of deferred financing costs and upfront commitment fees	125	-
Total interest and debt financing expenses	$2,317	$-

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

Effective as of September 27, 2024, the SMBC First Amendment provides for, among other things, an extension of the period by which the Company must obtain an investment grade rating from a nationally recognized rating agency from nine to twenty-one months following the anniversary of the Closing Date, failure of which would result in an increase in margin by 0.125% per annum until such rating is obtained.

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

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$1,306	$108
Unused facility fee	219	44
Amortization of deferred financing costs and upfront commitment fees	164	52
Total interest and debt financing expenses	$1,689	$204

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of March 31, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had collateral receivable of $1.2 million and $0.8 million for March 31, 2025 and December 31, 2024, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2025 and 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $29.1 million and $10.8 million, respectively. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2025:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$333	$(616)	$(283)	$-	$(283)

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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Net realized gain on forward currency exchange contracts	$746	$41
Net change in unrealized appreciation on forward currency exchange contracts	(1,775)	202
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(1,029)	$243

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $1.2 million and $(0.2) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(1.0) million, and $0.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	3,823,514	$97,901
Repurchase of Common Shares	(18,400)	(473)
Early repurchase deduction	-	-
Distributions reinvested	78,056	1,999
Net increase	3,883,170	$99,427

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

The following table presents transactions in Common Shares during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	1,049,861	$26,145
Repurchase of Common Shares	-	-
Early repurchase deduction	-	-
Distributions reinvested	14,390	359
Net increase	1,064,251	$26,504

There were no Class S or Class D shares outstanding during the three months ended March 31, 2024.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the three months ended March 31, 2025 and 2024:

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025 and 2024.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the three months ended March 31, 2025 and 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
Total distributions declared			$0.5625	$9,258

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
Total distributions declared			$0.5625	$2,902

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025 and 2024.

The distributions declared during the three months ended March 31, 2025 and 2024 were derived from investment company taxable income and net capital gain, if any.

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

The following tables summarize the share repurchases completed during the three months ended March 31, 2025 and 2024:

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Note 9. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2025, the Company had $202.9 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	3,870
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,352
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	1,898
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,667
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	208
ATS - Revolver	7/12/2029	1,333
Awayday - Revolver	9/6/2030	2,402
Beacon Specialized Living - Delayed Draw	3/25/2028	4,833
Beacon Specialized Living - Revolver	3/27/2028	597
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,000
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	912
Blackbird Purchaser, Inc. - Revolver	12/19/2029	894
BTX Precision - Delayed Draw	7/25/2030	4,197
BTX Precision - Delayed Draw	7/25/2030	19
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	303
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	3,276
Choreo - Delayed Draw	2/18/2028	3,750

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
City BBQ - Delayed Draw	9/4/2030	$7,053
City BBQ - Revolver	9/4/2030	2,519
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	9,823
Cube - Delayed Draw	2/20/2025	78
Discovery Senior Living - Delayed Draw	3/18/2030	3,125
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	573
Easy Ice - Delayed Draw	10/30/2030	3,321
Easy Ice - Revolver	10/30/2030	2,101
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
E-Tech Group - Revolver	4/9/2030	629
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	2/13/2032	3,856
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	2/13/2032	1,550
Goodfellow - Revolver	2/10/2032	231
Hellers - Delayed Draw	9/27/2030	84
Hempz - Revolver	10/25/2029	2,353
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	48
Nafinco - Delayed Draw	8/29/2031	137
Nafinco - Revolver	5/30/2031	63
New Milani Group LLC - Revolver	6/6/2026	2,285
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,602
Orion - Delayed Draw	3/19/2027	910
Orion - Delayed Draw	3/19/2027	294
Orion - Delayed Draw	3/19/2027	172

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Orion - Revolver	3/19/2027	$685
PayRange - Revolver	10/31/2030	843
PCF - Delayed Draw	11/1/2028	572
Pharmacy Partners - Revolver	2/28/2029	2,160
PlentyMarkets - Revolver	9/13/2031	147
PlentyMarkets - Delayed Draw	3/13/2032	1,475
PMA - Revolver	1/31/2031	1,191
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	691
PPT Group - Revolver	2/28/2031	346
PRGX - Delayed Draw	12/20/2030	7,749
Pure Wafer - Delayed Draw	11/12/2030	2,308
Pure Wafer - Revolver	11/12/2030	1,846
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Reconomy - Revolver	7/12/2029	190
Reconomy - Delayed Draw	7/12/2029	354
Red Nucleus - Delayed Draw	10/17/2031	4,225
Red Nucleus - Revolver	10/17/2031	2,260
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,611
RetailNext - Revolver	12/5/2030	1,667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SensorTower - Revolver	3/15/2029	526
Simplicity - Revolver	12/31/2031	2,532
Simplicity - Delayed Draw	12/31/2031	4,253
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	3,623
Vessco Water - Delayed Draw	7/24/2031	2,203
Vessco Water - Revolver	7/24/2031	996
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	307
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WU Holdco, Inc. - Revolver	3/26/2027	415
Zeus Fire & Security - Delayed Draw	12/11/2030	4,009
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$202,856

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2025.

As of December 31, 2024, the Company had $147.4 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew Academy, LLC - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	4,500
AEG Vision - Delayed Draw	3/27/2026	1,020
AgroFresh Solutions - Revolver	3/31/2028	98
Alert SRC Newco, LLC - Delayed Draw	12/11/2030	4,091
Alert SRC Newco, LLC - Revolver	12/11/2030	1,227
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,663
AMI Buyer, Inc - Revolver	10/17/2031	1,727
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	169
Aviation Technical Services, Inc. - Revolver	7/12/2029	2,222
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,327
Blackbird Purchaser, Inc. - Revolver	12/29/2029	1,031
Chase Industries, Inc. - Revolver	5/12/2025	388
Choreo - Delayed Draw	2/18/2028	3,750
City Barbeque, LLC - Delayed Draw	9/4/2030	7,053
City Barbeque, LLC - Revolver	9/4/2030	2,519
Concessions Development Group, LLC - Delayed Draw	6/21/2029	410
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ Technologies, Inc. - Delayed Draw	9/30/2029	4,199
DTIQ Technologies, Inc. - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	510
Easy Ice, LLC - Delayed Draw	10/30/2030	4,203
Easy Ice, LLC - Revolver	10/30/2030	2,101
Electronic Merchant Systems, LLC - Revolver	8/1/2030	814
ERA Industries, LLC - Delayed Draw	7/25/2030	1,302
ERA Industries, LLC - Revolver	7/25/2030	2,297
E-Tech Group - Revolver	4/9/2030	731
Fiesta Holdings, LLC - Revolver	10/23/2029	696
Foyle Bidco Limited - Delayed Draw	12/20/2031	883

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Foyle Bidco Limited - Delayed Draw	12/20/2031	$588
Foyle Bidco Limited - Delayed Draw	12/20/2031	635
Foyle Bidco Limited - Revolver	6/20/2031	147
Govineer Solutions, LLC - Delayed Draw	10/7/2030	6,000
Govineer Solutions, LLC - Revolver	10/7/2030	4,000
Helios Service Partners, LLC - Delayed Draw	3/19/2027	910
Helios Service Partners, LLC - Delayed Draw	3/19/2027	294
Helios Service Partners, LLC - Delayed Draw	3/19/2027	227
Helios Service Partners, LLC - Revolver	3/19/2027	685
HLRS Holdco Limited - Delayed Draw	9/27/2030	84
JHCC Holdings, LLC - Delayed Draw	9/9/2027	825
Lagerbox - First Lien Senior Secured Loan	12/20/2028	777
LogRhythm, Inc. - Revolver	7/2/2029	476
New Milani Group LLC - Revolver	6/6/2026	2,285
OGH Bidco Limited - Delayed Draw	6/29/2029	2,527
Orion Midco, LLC - Revolver	11/21/2030	3,445
PayRange, LLC - Revolver	10/31/2030	843
PBIGroup, LLC - Revolver	10/25/2029	2,353
PCF - Delayed Draw	11/1/2028	1,036
Pharmacy Partners - Revolver	2/28/2029	2,160
Pinnacle Acquisition, LLC - Delayed Draw	11/12/2030	2,308
Pinnacle Acquisition, LLC - Revolver	11/12/2030	2,308
PMA Parent Holdings, LLC - Revolver	1/31/2031	1,191
Reconomy - Delayed Draw	7/12/2029	787
RetailNext Holdings, Inc - Revolver	12/5/2030	1,667
RN Enterprises, LLC - Delayed Draw	10/17/2031	4,225
RN Enterprises, LLC - Revolver	10/17/2031	2,353
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	5,063
Simplicity - Revolver	12/31/2031	2,532
Spotless Brands, LLC - Delayed Draw	7/25/2028	4,394
Vacation Rental Brands, LLC - Delayed Draw	9/6/2031	1,775
Vacation Rental Brands, LLC - Revolver	9/6/2030	2,924
Vessco Midco Holdings, LLC - Delayed Draw	7/24/2031	2,203
Vessco Midco Holdings, LLC - Revolver	7/24/2031	996
Vital Purchaser, LLC - Revolver	8/7/2030	1,783
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	1,334
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Delayed Draw	8/29/2031	405
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Revolver	5/30/2031	60
WU Holdco, Inc. - Delayed Draw	3/26/2027	2,533
WU Holdco, Inc. - Revolver	3/26/2027	708
Total		$147,422

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
	Class I
Per share data:
Net asset value at beginning of period	$25.62	$24.88
Net investment income (1)	0.59	0.81
Net unrealized and realized gains (losses) (1)(2)(7)	0.04	(0.07)
Net increase in net assets resulting from operations (1)(8)	0.63	0.74
Distribution declared (3)	(0.56)	(0.56)
Net asset value at end of period	$25.69	$25.06

Total return (4)	2.49%	2.98%
Shares outstanding, end of period	17,872,129	5,495,496
Weighted average shares outstanding	16,410,255	5,152,128

Ratios/Supplemental data:
Net assets at end of period	$459,077	$137,705
Ratio of net investment income to average net assets (5)(9)	10.86%	10.82%
Ratio of net expenses to average net assets (5)(9)	10.07%	12.60%
Portfolio turnover (6)	11.40%	11.57%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
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
(3)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8 Net Assets).
(4)
Total return based on NAV is calculated as the change in NAV per share during the period, assuming dividends and distributions, including those distributions that have been declared.
(5)
The computation of average net assets during the year is based on averaging net assets for the period reported.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the years reported.
(7)
Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts, and net realized gain (loss) on foreign currency transactions.
(8)
Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the Consolidated Statements of Operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(9)
For the three months ended March 31, 2025 and 2024, amounts are annualized except for organization costs, incentive fee and expense support received from and recouped by the Advisor. For the three months ended March 31, 2025 and 2024, the total operating expenses to average net assets were 10.07% and 13.17% for Class I, respectively prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through May 15, 2025, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of March 31, 2025, except as discussed below.

Distribution Declaration

On April 24, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about May 30, 2025 to shareholders of record as of April 30, 2025.

Share Repurchase

On May 1, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of March 31, 2025 that will close on June 2, 2025.

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

Overview

The Company is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the 1940 Act. We are managed by the Advisor, a subsidiary of Bain Capital Credit. Our Advisor is registered as an investment adviser with the SEC under the Advisers Act. Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). The Company commenced operations on November 28, 2023. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, subordinated debt, as well as through select equity investments, investments in strategic joint ventures and, to a lesser extent, corporate bonds.

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

Our primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in annual EBITDA. However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt) and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be at fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Our investments are subject to a number of risks.

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

Following our initial public offering, the value at which our new Common Shares may be offered, or our Common Shares may be repurchased, will be equal to our monthly NAV per share. In addition, an investment in our Common Shares has limited or no liquidity beyond our share repurchase program, and our share repurchase program can be modified, suspended or terminated at the Board’s discretion. Our Common Shares may be purchased by any investor who meets the minimum suitability requirements described under “Suitability Standards” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Purchases of our Common Shares must be fully funded at the time of subscription.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2025 and December 31, 2024, 94.7% and 98.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•
organization and offering expenses associated with the offering of the Common Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker- dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.1 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company's asset coverage ratio was 194.2% and 194.8%, respectively.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we invested $271.0 million, including PIK, in 81 portfolio companies, and had $(92.2) million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $178.8 million for the period. Of the $271.0 million invested during the three months ended March 31, 2025, $28.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$817,270	91.2%	$814,636	90.5%	9.9%	9.9%
Subordinated Debt	43,945	4.9	43,868	4.9	15.3	15.4
Preferred Equity	8,645	1.0	9,464	1.1	9.2	8.9
Equity Interest	10,086	1.1	14,012	1.6	N/A	N/A
Warrants	—	0.0	628	0.1	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	12,740	1.4	12,739	1.4	10.0	10.0
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	41	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	3,875	0.4	3,929	0.4	N/A	N/A
Total	$896,571	100.0%	$899,317	100.0%	10.2%	10.2%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.
(2)
Represents debt and equity investment in SLP II.

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

The following table presents certain selected information regarding our investment portfolio as of March 31, 2025:

As of
March 31, 2025
Number of portfolio companies	127
Percentage of debt bearing a floating rate (1)	94.7%
Percentage of debt bearing a fixed rate (1)	5.3%
(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	86
Percentage of debt bearing a floating rate (1)	98.2%
Percentage of debt bearing a fixed rate (1)	1.8%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$881,912	98.4%	$888,294	98.8%
Non-accrual	14,659	1.6	11,023	1.2
Total	$896,571	100.0%	$899,317	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$716,911	100.0%	$717,299	100.0%
Non-accrual	-	-	-	-
Total	$716,911	100.0%	$717,299	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there was one and zero loans placed on non-accrual in the Company’s portfolio, respectively.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$817,270	88.2%	$814,636	87.6%
Subordinated Debt	43,945	4.7	43,868	4.7
Preferred Equity	8,645	0.9	9,464	1.0
Equity Interest	10,086	1.1	14,012	1.5
Warrants	—	0.0	628	0.1
Subordinated Notes in Investment Vehicles (1)	12,740	1.4	12,739	1.4
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	41	0.0
Equity Interests in Investment Vehicles (1)	3,875	0.4	3,929	0.4
Cash and cash equivalents	21,290	2.3	21,290	2.3
Foreign cash	9,072	1.0	9,112	1.0
Restricted cash	50	0.0	50	0.0
Total	$926,983	100.0%	$929,769	100.0%

(1) Represents debt and equity investment in SLP II.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$380	—%	1	0.8%
2	887,914	98.8	125	98.4
3	—	—	—	—
4	11,023	1.2	1	0.8
Total	$899,317	100.0%	127	100.0%

(1)
Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$70	—%	1	1.2%
2	705,331	98.3	84	97.6
3	11,898	1.7	1	1.2
4	—	—	—	—
Total	$717,299	100.0%	86	100.0%

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

As of March 31, 2025, the Company’s investment in SLP II consisted of subordinated notes of $12.7 million, preferred equity interests of $0.04 million and equity interests of $3.9 million. As of December 31, 2024, SLP II had not commenced operations and the

Company had no investment in SLP II. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

As of
March 31, 2025
Total investments	$84,423
Weighted average yield on investments	10.0%
Number of borrowers in SLP II	17
Largest portfolio company investment	$5,000
Total of five largest portfolio company investments	$24,961
Unfunded commitments	$—

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$21,685	$8,253
Total expenses, net of fee waivers	11,846	4,097
Net investment income before taxes	9,839	4,156
Less: Income taxes, including excise tax	81	-
Net investment income (loss)	9,758	4,156
Net realized gain (loss)	910	26
Net change in unrealized appreciation	(194)	(349)
Net increase in net assets resulting from operations	$10,474	$3,833

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest from investments	$18,938	$7,206
Dividend income	422	-
PIK income	823	14
Other income	1,502	1,033
Total investment income	$21,685	$8,253

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $18.9 million for the three months ended March 31, 2025 from $7.2 million for the three months ended March 31, 2024, due to an increase in investment portfolio size. Dividend income increased to $0.4 million for the three months ended March 31, 2025 from $0.0 million for the three months ended March 31, 2024, due to an increase in investment portfolio size. PIK income increased to $0.8 million for the three months ended March 31, 2025 from $0.0 million for the three months ended March 31, 2024 due to an increase in investment portfolio size. Other income increased to approximately $1.5 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024, primarily due to increases in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of March 31, 2025, the weighted average yield of our investment portfolio decreased to 10.2% from 11.7% as of March 31, 2024, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest and debt financing expenses	$7,405	$2,521
Incentive fee	1,722	733
Professional fees and operating expenses	257	497
Base management fee	1,586	522
Amortization of deferred offering costs	—	349
Trustee fees	110	108
Organization costs	—	104
Other general and administrative expenses	588	—
Total expenses, before fee waivers	$11,668	$4,834
Expense recoupment (support)	178	(737)
Total expenses, net of fee waivers	$11,846	$4,097

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $7.4 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase was driven by an increase in portfolio and investment activities and entering into the GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility. The weighted average principal debt balance outstanding for the three months ended March 31, 2025 and 2024 was $391.3 million and $112.7 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for three months ended March 31, 2025 and 2024 was 6.8% and 8.1%, respectively.

Management Fee

Management fee (net of waivers) increased to $1.6 million for the three months ended March 31, 2025 from $0.5 million for the three months ended March 31, 2024. Management fee waived for the three months ended March 31, 2025 and 2024, was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) was $1.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase was driven by an increase in pre-incentive fee net investment income due to the increase in portfolio size. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, there were no incentive fees related to the GAAP Incentive Fee (as defined below). There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of March 31, 2025 and 2024.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.0 million for the three months ended March 31, 2025 from $0.6 million for the three months ended March 31, 2024, primarily due to an increase in costs associated with servicing our investment portfolio as investment activities continue to ramp.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see Note 5. "Agreements and Related Party Transactions Investment Advisory Agreement". For the three months ended March 31, 2025 the Company did not receive expense support from the Adviser, and repaid the Adviser $0.2 million for expenses previously paid by the Adviser on behalf of the Company. For the three months ended March 31, 2024, the Company received $0.7 million in expense support from the Adviser and did not make any repayments.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net realized gain on investments	$391	$23
Net realized loss on investments	(166)	-
Net realized gain on foreign currency transactions	19	111
Net realized loss on foreign currency transactions	(80)	(137)
Net realized loss on foreign currency of debt	-	(12)
Net realized gain on forward currency exchange contracts	746	41
Net realized gains	$910	$26

Change in unrealized appreciation on investments	$5,799	$503
Change in unrealized depreciation on investments	(3,441)	(1,350)
Net change in unrealized appreciation on investments	2,358	(847)
Change in unrealized appreciation on foreign currency translation	179	(21)
Change in unrealized appreciation on forward currency exchange contracts	(1,775)	202
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(1,596)	181
Change in unrealized appreciation on foreign currency translation on debt	(956)	317
Net change in unrealized appreciation	$(194)	$(349)

For the three months ended March 31, 2025, we had net realized gains (losses) on investments of $0.2 million which were primarily driven by full or partial sales or paydowns of our investments. For the three months ended March 31, 2025, we had net realized gains (losses) on foreign currency transactions of $(0.1) million primarily as a result of fluctuations in the EUR, GBP, NZD and AUD exchange rates. For the three months ended March 31, 2025, we had net realized gains (losses) on forward currency contracts of $0.7 million primarily as a result of settling EUR and GBP forward contracts.

For the three months ended March 31, 2025, we had $5.8 million in unrealized appreciation on 80 portfolio company investments, which was offset by $3.4 million in unrealized depreciation on 40 portfolio company investments. Unrealized appreciation for three months ended March 31, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the three months ended March 31, 2025, unrealized appreciation on forward currency exchange contracts were due to Euro forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility.

For the three months ended March 31, 2024, we had net realized gains (losses) on investments of $0.0 million. For the three months ended March 31, 2024, we had net realized gains (losses) on foreign currency transactions of $(0.0) million. For the three months ended March 31, 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million, primarily as a result of settling EUR forward contracts.

For the three months ended March 31, 2024, we had $0.5 million in unrealized appreciation on 22 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 40 portfolio company investments. Unrealized depreciation for the three months ended March 31, 2024 resulted from a decrease in fair value, primarily due to widening credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the three months ended March 31, 2024, unrealized appreciation of forward currency exchange contracts were due to EUR forward contracts. Unrealized appreciation on foreign currency translation was primarily due to FX translation on foreign dominated debt in the Goldman Sachs Facility.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2025 and 2024 (dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net realized loss on foreign currency of debt	$-	$(12)
Net realized gain on foreign currency transactions	(61)	(26)
Net realized gain on forward currency exchange contracts	746	41
Net change in unrealized appreciation on investments due to foreign currency translation	2,053	(450)
Net change in unrealized appreciation on foreign currency translation	179	(21)
Net change in unrealized appreciation on forward currency exchange contracts	(1,775)	202
Net change in unrealized appreciation on debt due to foreign currency	(956)	317
Foreign currency impact to net increase in net assets resulting from operations	$186	$51

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $1.2 million and $(0.2) million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(1.0) million and $0.2 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024 respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $10.5 million and $3.8 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended March 31, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.63 and $0.74, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2025 and December 31, 2024, the Company had $487.2 million and $378.1 million outstanding senior securities, respectively.

As of March 31, 2025 and December 31, 2024, we had $30.5 million and $16.4 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2025, we had approximately $174.5 million of availability on our SMBC Revolving Credit Facility, $3.1 million of availability on our GS Revolving Credit Facility and $100.1 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024, we had approximately $243.0 million of availability on our SMBC Revolving Credit Facility, $9.9 million of availability on our GS Revolving Credit Facility and $134.0 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2025, cash, foreign cash, restricted cash, and cash equivalents increased by $14.1 million. During the three months ended March 31, 2025, we used $180.3 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $196.1 million, which was offset by proceeds from principal payments and sales of investments of $7.2 million and a net increase in assets resulting from operations of $10.5 million.

During the three months ended March 31, 2025, we utilized $194.2 million for financing activities, primarily due to borrowings on our GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility and proceeds from issuance of Common Shares.

Equity

As of December 31, 2024, the Company had 13,988,959 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of March 31, 2025, the Company had 17,872,129 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$196,869	$196,869	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	149,853	149,853	250,000	116,041	116,041
SMBC Revolving Credit Facility	315,000	140,500	140,500	315,000	72,000	72,000
Total Debt	$765,000	$487,222	$487,222	$765,000	$378,101	$378,101

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”

Distribution Policy

The following table summarizes distributions declared during the three months ended March 31, 2025 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
Total distributions declared			$0.5625	$9,258

The following table summarizes distributions declared during the three months ended March 31, 2024 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
Total distributions declared			$0.5625	$2,902

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the three months ended March 31, 2025 and 2024:

	During the Three Months Ended March 31, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$0.56	$9,258
Net realized gains	-	-	-	-	-	-
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$0.56	$9,258

	During the Three Months Ended March 31, 2024
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$-	$-	$-	$-	$0.56	$2,902
Net realized gains	-	-	-	-	-	-
Distribution in excess of net investment income	-	-	-	-	-	-
	$-	$-	$-	$-	$0.56	$2,902

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

The following tables summarize the share repurchases completed during the three months ended March 31, 2025 and 2024:

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$-	-	0.00%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had $202.9 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	3,870
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,352
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	1,898
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,667
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	208
ATS - Revolver	7/12/2029	1,333
Awayday - Revolver	9/6/2030	2,402
Beacon Specialized Living - Delayed Draw	3/25/2028	4,833
Beacon Specialized Living - Revolver	3/27/2028	597
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,000
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	912
Blackbird Purchaser, Inc. - Revolver	12/19/2029	894
BTX Precision - Delayed Draw	7/25/2030	4,197
BTX Precision - Delayed Draw	7/25/2030	19
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	303
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	3,276
Choreo - Delayed Draw	2/18/2028	3,750

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
City BBQ - Delayed Draw	9/4/2030	$7,053
City BBQ - Revolver	9/4/2030	2,519
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	9,823
Cube - Delayed Draw	2/20/2025	78
Discovery Senior Living - Delayed Draw	3/18/2030	3,125
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	573
Easy Ice - Delayed Draw	10/30/2030	3,321
Easy Ice - Revolver	10/30/2030	2,101
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
E-Tech Group - Revolver	4/9/2030	629
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	2/13/2032	3,856
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	2/13/2032	1,550
Goodfellow - Revolver	2/10/2032	231
Hellers - Delayed Draw	9/27/2030	84
Hempz - Revolver	10/25/2029	2,353
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	48
Nafinco - Delayed Draw	8/29/2031	137
Nafinco - Revolver	5/30/2031	63
New Milani Group LLC - Revolver	6/6/2026	2,285
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,602
Orion - Delayed Draw	3/19/2027	910
Orion - Delayed Draw	3/19/2027	294
Orion - Delayed Draw	3/19/2027	172

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Orion - Revolver	3/19/2027	$685
PayRange - Revolver	10/31/2030	843
PCF - Delayed Draw	11/1/2028	572
Pharmacy Partners - Revolver	2/28/2029	2,160
PlentyMarkets - Revolver	9/13/2031	147
PlentyMarkets - Delayed Draw	3/13/2032	1,475
PMA - Revolver	1/31/2031	1,191
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	691
PPT Group - Revolver	2/28/2031	346
PRGX - Delayed Draw	12/20/2030	7,749
Pure Wafer - Delayed Draw	11/12/2030	2,308
Pure Wafer - Revolver	11/12/2030	1,846
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Reconomy - Revolver	7/12/2029	190
Reconomy - Delayed Draw	7/12/2029	354
Red Nucleus - Delayed Draw	10/17/2031	4,225
Red Nucleus - Revolver	10/17/2031	2,260
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,611
RetailNext - Revolver	12/5/2030	1,667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SensorTower - Revolver	3/15/2029	526
Simplicity - Revolver	12/31/2031	2,532
Simplicity - Delayed Draw	12/31/2031	4,253
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	3,623
Vessco Water - Delayed Draw	7/24/2031	2,203
Vessco Water - Revolver	7/24/2031	996
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	307
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WU Holdco, Inc. - Revolver	3/26/2027	415
Zeus Fire & Security - Delayed Draw	12/11/2030	4,009
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$202,856

(1) Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2) Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2025.

As of December 31, 2024, the Company had $147.4 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew Academy, LLC - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	4,500
AEG Vision - Delayed Draw	3/27/2026	1,020
AgroFresh Solutions - Revolver	3/31/2028	98
Alert SRC Newco, LLC - Delayed Draw	12/11/2030	4,091
Alert SRC Newco, LLC - Revolver	12/11/2030	1,227
Allbridge, LLC - Delayed Draw	6/5/2030	2,000
Allbridge, LLC - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,663
AMI Buyer, Inc - Revolver	10/17/2031	1,727
Apollo Intelligence - Delayed Draw	5/31/2028	1,188
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	169
Aviation Technical Services, Inc. - Revolver	7/12/2029	2,222
Beacon Specialized Living - Delayed Draw	3/25/2028	5,970
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,327
Blackbird Purchaser, Inc. - Revolver	12/29/2029	1,031
Chase Industries, Inc. - Revolver	5/12/2025	388
Choreo - Delayed Draw	2/18/2028	3,750
City Barbeque, LLC - Delayed Draw	9/4/2030	7,053
City Barbeque, LLC - Revolver	9/4/2030	2,519
Concessions Development Group, LLC - Delayed Draw	6/21/2029	410
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Discovery Senior Living - Delayed Draw	3/18/2030	3,472
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ Technologies, Inc. - Delayed Draw	9/30/2029	4,199
DTIQ Technologies, Inc. - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	510
Easy Ice, LLC - Delayed Draw	10/30/2030	4,203
Easy Ice, LLC - Revolver	10/30/2030	2,101
Electronic Merchant Systems, LLC - Revolver	8/1/2030	814
ERA Industries, LLC - Delayed Draw	7/25/2030	1,302
ERA Industries, LLC - Revolver	7/25/2030	2,297
E-Tech Group - Revolver	4/9/2030	731
Fiesta Holdings, LLC - Revolver	10/23/2029	696
Foyle Bidco Limited - Delayed Draw	12/20/2031	883

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Foyle Bidco Limited - Delayed Draw	12/20/2031	$588
Foyle Bidco Limited - Delayed Draw	12/20/2031	635
Foyle Bidco Limited - Revolver	6/20/2031	147
Govineer Solutions, LLC - Delayed Draw	10/7/2030	6,000
Govineer Solutions, LLC - Revolver	10/7/2030	4,000
Helios Service Partners, LLC - Delayed Draw	3/19/2027	910
Helios Service Partners, LLC - Delayed Draw	3/19/2027	294
Helios Service Partners, LLC - Delayed Draw	3/19/2027	227
Helios Service Partners, LLC - Revolver	3/19/2027	685
HLRS Holdco Limited - Delayed Draw	9/27/2030	84
JHCC Holdings, LLC - Delayed Draw	9/9/2027	825
Lagerbox - First Lien Senior Secured Loan	12/20/2028	777
LogRhythm, Inc. - Revolver	7/2/2029	476
New Milani Group LLC - Revolver	6/6/2026	2,285
OGH Bidco Limited - Delayed Draw	6/29/2029	2,527
Orion Midco, LLC - Revolver	11/21/2030	3,445
PayRange, LLC - Revolver	10/31/2030	843
PBIGroup, LLC - Revolver	10/25/2029	2,353
PCF - Delayed Draw	11/1/2028	1,036
Pharmacy Partners - Revolver	2/28/2029	2,160
Pinnacle Acquisition, LLC - Delayed Draw	11/12/2030	2,308
Pinnacle Acquisition, LLC - Revolver	11/12/2030	2,308
PMA Parent Holdings, LLC - Revolver	1/31/2031	1,191
Reconomy - Delayed Draw	7/12/2029	787
RetailNext Holdings, Inc - Revolver	12/5/2030	1,667
RN Enterprises, LLC - Delayed Draw	10/17/2031	4,225
RN Enterprises, LLC - Revolver	10/17/2031	2,353
RoC Skincare - Revolver	2/21/2030	3,815
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	5,063
Simplicity - Revolver	12/31/2031	2,532
Spotless Brands, LLC - Delayed Draw	7/25/2028	4,394
Vacation Rental Brands, LLC - Delayed Draw	9/6/2031	1,775
Vacation Rental Brands, LLC - Revolver	9/6/2030	2,924
Vessco Midco Holdings, LLC - Delayed Draw	7/24/2031	2,203
Vessco Midco Holdings, LLC - Revolver	7/24/2031	996
Vital Purchaser, LLC - Revolver	8/7/2030	1,783
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	1,334
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Delayed Draw	8/29/2031	405
WPEF IX Bidco 23 B.V. (Fka Keystone Bidco B.V.) - Revolver	5/30/2031	60
WU Holdco, Inc. - Delayed Draw	3/26/2027	2,533
WU Holdco, Inc. - Revolver	3/26/2027	708
Total		$147,422

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2025, management is not aware of any pending or threatened litigation.

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

Recent Developments

Distribution Declaration

On April 24, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about May 30, 2025 to shareholders of record as of April 30, 2025.

Share Repurchase

On May 1, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of March 31, 2025 that will close on June 2, 2025.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in FASB ASC 946. Our financial currency is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$196,869	$—	$—	$196,869	$—
JPM Revolving Credit Facility	149,853	—	—	149,853	—
SMBC Revolving Credit Facility	140,500	—	—	140,500	—
Total Debt Obligations	$487,222	$—	$—	$487,222	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$190,060	$-	$-	$190,060	$-
JPM Revolving Credit Facility	116,041	-	-	116,041	-
SMBC Revolving Credit Facility	72,000	-	-	72,000	-
Total Debt Obligations	$378,101	$-	$-	$378,101	$-

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

Assuming that the statement of financial condition as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(8,095)	$(4,872)	$(2,659)
Down 200 Basis Points	(15,958)	(9,732)	(5,136)
Down 300 Basis Points	(23,567)	(14,584)	(7,411)
Up 100 Basis Points	8,140	4,872	2,696
Up 200 Basis Points	16,279	9,744	5,391
Up 300 Basis Points	24,419	14,617	8,087

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 3 to our registration statement on Form N-2 filed on April 30, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and Post-Effective Amendment No. 3 to our registration statement on Form N-2 filed on April 30, 2025.

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

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2025 (dollars in thousands):

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1

Third Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(4) to the Registration Statement on Form N-2 (File No. 333-261859), filed on April 30, 2024).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1	Amended and Restated Distribution Reinvestment Plan(incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-261859), filed on April 30, 2024).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q (File No. 814-01474) filed on November 14, 2024).

10.2	Investment Advisory Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

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

Exhibit Number	Description of Document

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

10.21

First Amendment to Senior Secured Revolving Credit Agreement, dated as of December 29, 2023, among the
Company as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10-K (File No.
814-01474) filed on March 14, 2025).

10.22

Amended and Restated limited liability company agreement between the Company and an entity advised by
Amberstone Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10-K
(File No. 814-01474) filed on March 14, 2025).

14

Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

24*	Powers of Attorney

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document.

Exhibit Number	Description of Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: May 15, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 15, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer