Form 10-Q
period 2025-06-30
Bain Capital Private Credit
filed 2025-08-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to __

Commission file number: 814-01474

BAIN CAPITAL PRIVATE CREDIT

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6984749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 37th Floor Boston, MA	02116
(Address of Principal Executive Office)	(Zip Code)

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 14, 2025 were 0, 0 and 25,495,742 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investment (amortized cost of $1,154,034 and $712,111, respectively)	$1,162,720	$712,198
Non-controlled affiliate investment (amortized cost of $4,550 and $4,800, respectively)	5,492	5,101
Controlled affiliate investment (amortized cost of $16,625 and $0, respectively)	16,889	—
Cash and cash equivalents	41,012	15,441
Foreign cash (cost of $3,265 and $1,006, respectively)	3,376	898
Collateral on forward currency exchange contracts	3,991	833
Restricted cash and cash equivalents	50	50
Deferred financing costs (net of accumulated amortization of $1,113 and $718, respectively)	7,744	7,375
Interest receivable on investments	8,253	6,459
Dividend receivable on investments	252	—
Unrealized appreciation on forward currency exchange contracts	—	1,492
Receivable for investments sold	24,229	510
Prepaid insurance	427	309
Prepaid financing costs	36	75
Other receivables	—	1,786
Total Assets	$1,274,471	$752,527

Liabilities
Debt	$592,135	$378,101
Distributions payable	6,211	6,006
Subscriptions received in advanced	5,100	—
Interest expense payable	5,773	3,976
Incentive fee payable	2,725	1,585
Repurchase of Common Shares payable	1,220	1,537
Base management fee payable	2,107	1,316
Accrued expenses and other liabilities	1,336	1,171
Unrealized depreciation on forward currency exchange contracts	3,831	—
Payable for investments purchased	9,533	401
Total Liabilities	629,971	394,093

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (25,049,292 and 13,988,959 shares issued and outstanding, respectively)	250	140
Paid-in-capital in excess of par value	636,014	352,342
Accumulated distributable earnings	8,236	5,952
Total Net Assets	644,500	358,434
Total Liabilities and Total Net Assets	$1,274,471	$752,527

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Net Asset Value Per Share
Class I Shares:
Net assets	$644,500	$358,434
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	25,049,292	13,988,959
Net asset value per share	$25.73	$25.62

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2025	2024	2025	2024
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$24,102	$9,489	$43,026	$16,695
Dividend income	267	—	614	—
PIK income	2,367	14	3,190	28
Other income	3,042	636	4,544	1,669
Total interest income from non-controlled/non-affiliate investments	29,778	10,139	51,374	18,392

Investment income from non-controlled/affiliate investments:
Dividend income	75	—	150	—
Total interest income from non-controlled/affiliate investments:	75	—	150	—

Investment income from controlled affiliate investments:
Interest from investments	322	—	336	—
Dividend income	44	—	44	—
Total interest income from controlled affiliate investments:	366	—	380	—
Total investment income	30,219	10,139	51,904	18,392

Expenses
Interest and debt financing expenses	$8,230	$3,886	$15,635	$6,407
Incentive fee	2,725	787	4,447	1,520
Professional fees and operating expenses	355	583	612	1,080
Base management fee	2,107	640	3,693	1,162
Amortization of deferred offering costs	—	349	—	698
Trustee fees	113	108	223	216
Organization costs	—	115	—	219
Other general and administrative expenses	1,099	—	1,687	—
Total Expenses Before Fee Waivers	14,629	6,468	26,297	11,302
Expense recoupment (support)	12	(822)	190	(1,559)
Total Expenses, Net of Fee Waivers	14,641	5,646	26,487	9,743
Net Investment Income Before Taxes	15,578	4,493	25,417	8,649
Income taxes, including excise taxes	132	46	213	46
Net Investment Income	15,446	4,447	25,204	8,603

Net Realized and Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(640)	118	(415)	141
Net realized gain (loss) on foreign currency transactions	563	(1)	502	(27)
Net realized loss on foreign currency of debt	—	—	—	(12)
Net realized gain on forward currency exchange contracts	—	—	746	41
Net change in unrealized appreciation on foreign currency translation	69	12	248	(9)
Net change in unrealized appreciation on foreign currency translation on debt	(2,487)	12	(3,443)	329
Net change in unrealized appreciation on forward currency exchange contracts	(3,548)	145	(5,323)	347
Net change in unrealized appreciation on non-controlled/non-affiliate investments	6,799	837	8,599	(10)
Net change in unrealized appreciation on non-controlled/affiliate investments	167	—	641	—
Net change in unrealized appreciation on controlled affiliate investments	180	—	264	—
Total Net Gains	1,103	1,123	1,819	800

Net Increase in Net Assets Resulting from Operations	$16,549	$5,570	$27,023	$9,403

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income	$15,446	$4,447	$25,204	$8,603
Net realized gains (loss)	(77)	117	833	143
Net change in unrealized appreciation	1,180	1,006	986	657
Net Increase in Net Assets Resulting from Operations	$16,549	$5,570	$27,023	$9,403

Distributions to Shareholders
Class I	(15,481)	(3,401)	(24,739)	(6,303)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(15,481)	$(3,401)	$(24,739)	$(6,303)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$183,885	$22,855	$281,786	$49,000
Repurchase of Common Shares	(1,220)	—	(1,693)	—
Distributions reinvested	1,690	637	3,689	996
Net Increase from Capital Share Transactions	$184,355	$23,492	$283,782	$49,996

Net Assets
Total increase in net assets during the period	185,423	25,661	286,066	53,096
Net Assets, beginning of period	459,077	137,705	358,434	110,270
Net Assets at End of Period	$644,500	$163,366	$644,500	$163,366

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$27,023	$9,403
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(626,694)	(191,238)
Proceeds from principal payments and sales of investments	158,396	33,921
Increase in investments due to PIK	(3,666)	(28)
Accretion of discounts and amortization of premiums	(1,336)	(760)
Amortization of deferred financing costs and debt issuance costs	814	256
Amortization of deferred offering costs	—	698
Net realized (gain) loss from investments	415	(141)
Net realized (gain) loss on foreign currency transactions	(502)	27
Net realized loss on foreign currency of debt	—	12
Net change in unrealized appreciation on investments	(9,504)	10
Net change in unrealized appreciation on foreign currency translation	(248)	9
Net change in unrealized appreciation on foreign currency translation on debt	3,443	(329)
Net change in unrealized appreciation on forward currency exchange contracts	5,323	(347)
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(3,158)	(267)
Interest receivable on investments	(1,794)	(231)
Dividend Receivable	(252)	—
Prepaid insurance	(118)	(578)
Prepaid financing costs	39	—
Other receivables	1,786	—
Due to affiliate	—	(5,420)
Interest expense payable	1,797	1,294
Incentive fee payable	1,140	1,520
Accrued expenses and other liabilities	165	(37)
Base management fee payable	791	1,162
Net Cash Used in Operating Activities	(446,140)	(151,064)

Cash Flows From Financing Activities
Borrowings on debt	441,091	166,100
Repayments of debt	(230,500)	(71,013)
Payments of financing costs	(1,183)	(297)
Increase in subscriptions received in advance	5,100	—
Payments of offering costs	—	(71)
Repurchase of Common Shares	(2,010)	—
Proceeds from issuance of Common Shares	281,786	49,000
Shareholder distributions paid	(20,845)	(6,270)
Net Cash Provided by Financing Activities	473,439	137,449
Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	27,299	(13,615)
Effect of foreign currency exchange rates	750	(36)
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	16,389	19,294
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$44,438	$5,643

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$13,024	$4,857
Cash paid for excise taxes during the period	155	—
Reinvestment of dividends during the period	3,689	996

Cash	$41,012	$5,527
Restricted cash	50	50
Foreign cash	3,376	66
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$44,438	$5,643

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.06%	7/12/2029	$667	667	667
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	7/12/2029	$11,934	11,816	11,934
BTX Precision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/25/2030	$7,618	7,570	7,618
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(17)	—
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	7/25/2030	$3,678	3,650	3,678
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030	$—	(19)	—
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	7/25/2030	$2,025	2,009	2,025
BTX Precision (10)(12)(17)	Equity Interest	—	—	—	—	1	1,201	1,718
Novaria (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.58%	6/6/2031	$2,985	2,989	2,989
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	9.13%	7/22/2030	$8,129	8,012	8,129
Saturn Purchaser Corp. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(6)	—
Solairus (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(9)	—
Aerospace & Defense Total							$37,863	$38,758	6.0%

Automotive
Caliber (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.83%	1/30/2031	$4,927	4,927	4,911
Chilton (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031	$—	(24)	(77)
Chilton (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.76%	2/5/2031	$578	551	549
Chilton (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.76%	2/5/2031	$1,031	1,024	1,024
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	9.43%	11/1/2028	$9,750	9,684	9,750
JHCC Holdings, LLC (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/9/2027	$9,455	9,440	9,455
Automotive Total							$25,602	$25,612	4.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.68%	3/31/2029		$11,070	10,922	11,070
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.68%	3/31/2028		$1,966	1,942	1,966
BCC Trillium Foods Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		2	1,740	1,740
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		803	803	881
Hellers (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(3)	(2)
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	89	55	53
Hellers (6)(15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.31% (2.19% PIK)	8.84%	9/27/2030	NZ$	1,087	658	649
SauceCo HoldCo, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.05%	5/13/2030		$999	970	969
SauceCo HoldCo, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.06%	5/13/2030		$49,086	47,474	47,430
Spindrift (10)(12)(17)	Equity Interest	—	—	—	—		1	500	516
Spindrift (15)(17)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,470	1,430	1,441
Beverage, Food & Tobacco Total								$66,491	$66,713	10.4%

Capital Equipment
Alliance Laundry (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.83%	8/19/2031		$3,000	3,004	3,009
DiversiTech (14)	First Lien Senior Secured Loan	SOFR	3.76%	8.06%	12/22/2028		$1,969	1,964	1,979
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	7/6/2028		$8,415	8,305	8,415
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.39%	2/10/2032		€901	933	1,060
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.39%	2/10/2032		€279	288	329
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	2/10/2032		$364	361	360
Goodfellow (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.47%	2/10/2032		£265	341	361
PPT Group (5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031		£—	(2)	—
PPT Group (5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2031		£—	(2)	—
PPT Group (6)(10)(12)(17)	Equity Interest	—	—	—	—		57	57	64
PPT Group (6)(8)(17)(21)	First Lien Senior Secured Loan	SONIA	5.50%	9.78%	2/28/2031		£934	1,166	1,280
Capital Equipment Total								$16,415	$16,857	2.6%

Chemicals, Plastics & Rubber
Delrin (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.31%	11/1/2030		$1,990	1,995	1,985
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	6/6/2029		$6,213	6,137	6,026
Duraco (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2029		$—	(10)	(19)
Plaskolite PPC Intermediate II LLC (8)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	4.00% (3.00% PIK)	11.31%	5/9/2030		$19,120	18,750	18,738
Plaskolite PPC Intermediate II LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.31%	2/7/2030		$78	51	50
Prince/Ferro (14)	First Lien Senior Secured Loan	SOFR	4.40%	8.64%	4/23/2029		$3,960	3,878	3,468
Solenis (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.30%	6/20/2031		$3,980	3,961	3,941
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027		$11,646	11,558	11,209
Chemicals, Plastics & Rubber Total								$46,320	$45,398	7.0%

Construction & Building
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027		$8,493	8,112	8,174
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027		$849	805	817
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027		$488	465	457
Quikrete Holdings (21)	First Lien Senior Secured Loan	SOFR	2.25%	6.58%	1/30/2032		$1,995	1,990	1,995
Zeus Fire & Security (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030		$—	(8)	(9)
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	12/11/2030		$325	325	295
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.24%	12/11/2030		$10,435	10,364	10,357
Construction & Building Total								$22,053	$22,086	3.4%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(5)	(5)
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(28)	(28)
New Milani Group LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	9.05%	6/26/2031	$18,940	18,751	18,752
Consumer Goods: Durable Total							$18,718	$18,719	2.9%

Consumer Goods: Non-Durable

Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	11.20%	1/24/2028	$4,030	4,004	4,010
Hempz (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(18)	—
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$11,040	10,957	11,040
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	2/21/2031	$10,863	10,731	10,863
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(45)	—
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/16/2031	$31,761	31,294	31,284
Summer Fridays, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(38)	(39)
WU Holdco, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.05%	4/15/2032	$17,707	17,622	17,619
WU Holdco, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(13)	(14)
WU Holdco, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/15/2032	$—	(5)	(5)
Consumer Goods: Non-Durable Total							$74,489	$74,758	11.6%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	10.54%	12/29/2027	$11,880	11,575	11,880
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.44%	12/29/2027	$245	228	245
Five Star (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.56%	5/5/2029	$1,990	1,966	1,990
Novolex (14)	First Lien Senior Secured Loan	SOFR	3.18%	7.50%	4/13/2029	$4,000	3,990	3,997
Technimark (14)	First Lien Senior Secured Loan	SOFR	3.25%	7.57%	4/14/2031	$2,985	2,978	3,002
Containers, Packaging & Glass Total							$20,737	$21,114	3.3%

Environmental Industries
Meteor UK Bidco Limited (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/14/2032	£—	(2)	(2)
Meteor UK Bidco Limited (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	—	—
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan	SONIA	5.00%	9.21%	5/14/2032	£911	1,213	1,240
Reconomy (6)(13)(17)(21)(29)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.80%	7/12/2029	£2,499	3,163	3,255
Reconomy (6)(13)(17)(21)(30)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.23%	7/12/2029	£2,499	3,110	3,365
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.72%	7/12/2029	£2,324	2,930	3,187
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.23%	7/12/2029	€937	1,021	1,102
Environmental Industries Total							$11,435	$12,147	1.9%
FIRE: Finance
Allworth Financial Group, L.P. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.08%	12/23/2027	$1,155	1,141	1,155
Allworth Financial Group, L.P. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(1)	—
Avalon Bidco Limited (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/16/2032	£—	(4)	(4)
Avalon Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	10.57%	4/16/2032	£1,376	1,799	1,863
Cetera (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.83%	8/9/2030	$3,980	3,970	3,992
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	2/18/2028	$1,234	1,234	1,234
Choreo (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
DRW (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.83%	6/26/2031		$4,950	4,957	4,966
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.31%	3/18/2030		$6,934	6,928	6,964
Jane Street (21)	First Lien Senior Secured Loan	SOFR	2.00%	6.33%	12/15/2031		$4,974	4,920	4,973
Kestra (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.33%	3/21/2031		$2,985	2,978	2,987
Lagerbox (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.60%	12/20/2028		€750	779	882
Osaic (aka Advisor Group) (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.83%	8/17/2028		$2,985	2,989	2,995
PMA (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031		$—	(16)	(6)
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	1/31/2031		$10,853	10,707	10,799
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	—	147
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	—	515
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		34	3,411	3,413
Tartan Bidco Pty. Ltd. (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.25%	8.85%	12/31/2027	AUD	3,173	2,033	2,039
Tartan Bidco Pty. Ltd. (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2027	AUD	—	(9)	(9)
Wealth Enhancement Group (WEG) (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	10/2/2028		$4,716	4,692	4,716
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028		$—	(3)	—
FIRE: Finance Total								$52,505	$53,621	8.3%

FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	7.33%	11/6/2030		$4,941	4,919	4,936
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	8.43%	8/19/2028		$3,959	3,944	3,910
Broadstreet Partners, Inc. (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.33%	6/13/2031		$2,985	2,978	2,992
IMA Financial Group (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.33%	11/1/2028		$2,985	2,985	2,988
Simplicity (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.24%	12/31/2031		$1,124	1,100	1,124
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031		$—	(24)	—
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	12/31/2031		$15,644	15,498	15,644
FIRE: Insurance Total								$31,400	$31,594	4.9%

Healthcare & Pharmaceuticals
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027		$2,490	2,475	2,490
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027		$4,031	3,976	4,031
AEG Vision (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027		$9,875	9,816	9,875
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027		$2,483	2,465	2,483
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032		$—	(18)	(38)
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032		$—	(26)	(27)
AOM Infusion (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	3/19/2032		$10,750	10,647	10,642
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.06%	5/31/2028		$13,442	13,379	13,375
Beacon Specialized Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	3/25/2028		$1,134	1,088	1,134
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028		$—	—	—
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	3/25/2028		$4,283	4,250	4,283
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030		$5,333	5,275	5,266
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—		1,127	1,127	1,234
EHE Health (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030		$—	—	—
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030		$13,328	13,212	13,329
Masco (6)(15)(17)(21)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032		€5,331	5,724	6,146
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.76%	8/29/2031		€264	276	306
Nafinco (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031		€19	19	22
Nafinco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.29%	8/29/2031		€1,464	1,589	1,705

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—	7	698	749
Odyssey Behavioral Health (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(39)	—
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	5/21/2031	$10,568	10,448	10,568
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/28/2029	$9,717	9,628	9,717
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(20)	—
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	10/17/2031	$588	557	588
Red Nucleus (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$—	(24)	—
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$6,563	6,489	6,563
RedMed Operations (Collage Rehabilitation) (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(9)	(37)
RedMed Operations (Collage Rehabilitation) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.33%	2/28/2031	$1,318	1,304	1,303
RedMed Operations (Collage Rehabilitation) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	2/28/2031	$15,522	15,449	15,444
Soliant (21)	First Lien Senior Secured Loan	SOFR	3.75%	8.00%	7/18/2031	$1,964	1,973	1,953
USME Holdco LLC (15)(17)	Subordinated Debt	—	17.00% PIK	17.00%	5/24/2031	$15,000	14,852	14,850
WellSky (21)	First Lien Senior Secured Loan	SOFR	3.11%	7.44%	3/10/2028	$1,990	1,990	1,995
Healthcare & Pharmaceuticals Total							$138,570	$139,949	21.7%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.00%	9.22%	6/28/2029	£6,481	8,087	8,889
Appriss (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(23)	(48)
Appriss (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.31%	3/10/2031	$677	632	629
Appriss (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.31%	3/10/2031	$21,383	21,231	21,223
Chartbeat (10)(12)(17)	Warrants	—	—	—	—	2	—	245
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$5,616	5,524	5,616
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$12,594	12,424	12,593
Gainwell Technologies (13)(19)	First Lien Senior Secured Loan	SOFR	4.10%	8.40%	10/1/2027	$2,731	2,692	2,637
Genesys Telecommunications Laboratories Inc (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.83%	1/23/2032	$2,993	2,974	2,995
Govineer Solutions (fka Black Mountain) (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.32%	10/7/2030	$1,000	979	1,000
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(32)	—
Govineer Solutions (fka Black Mountain) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$15,772	15,668	15,772
HG Insights, Inc. (10)(12)(17)	Equity Interest	—	—	—	—	1,625	2,502	2,502
HG Insights, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	6/16/2031	$34,712	34,023	34,018
LogRhythm (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(12)	(14)
LogRhythm (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.83%	7/2/2029	$4,546	4,436	4,409
New Gen Holding (6)(8)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.43%	5/28/2031	€5,716	6,408	6,673
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	1,387
PayRange (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(7)	—
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/31/2030	$2,108	2,090	2,108
PlentyMarkets (4)(5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/13/2031	€—	—	(1)
PlentyMarkets (6)(13)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.76% (3.74% PIK)	8.89%	4/2/2032	€1,364	1,468	1,590
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.33%	8/31/2028	$5,950	5,953	5,960
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	11.32%	12/5/2030	$7,975	7,903	7,895
RetailNext (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$—	(15)	(17)
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	4,238
SensorTower (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(6)	—
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	3/15/2029	$5,912	5,847	5,912
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	5/14/2029	$5,373	5,335	5,373
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	5/14/2029	$2,000	1,986	2,000
Utimaco (6)(8)(17)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.79%	5/14/2029	€7,627	8,313	8,972
High Tech Industries Total							$158,530	$164,556	25.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	5/6/2032	$26,168	25,908	25,874
Awayday (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	5/6/2032	$1,035	1,001	1,000
Awayday (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032	$—	(15)	(16)
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	796
City BBQ (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	—
City BBQ (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(19)	—
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030	$7,544	7,487	7,544
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.88%	3/31/2031	$8,718	8,590	8,718
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.88%	3/31/2031	$990	976	990
Concert Golf Partners Holdco LLC (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.88%	4/1/2031	$4,505	4,460	4,505
Le Berger SA (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.73%	2/21/2028	€500	522	588
Pollo Tropical (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(8)	(3)
Pollo Tropical (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	10/23/2029	$7,102	7,026	7,067
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	1/19/2028	$9,775	9,594	9,775
Scientific Games Lottery (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.28%	4/4/2029	$4,980	4,978	4,981
Hotel, Gaming & Leisure Total							$71,234	$71,819	11.1%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$—	(3)	(3)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031	$—	(1)	(1)
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$883	878	878
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$635	621	632
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.47%	6/29/2029	£1,134	1,412	1,328
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.60%	9/2/2029	£3,750	4,373	4,130
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.25%	10.47%	6/29/2029	£8,100	10,215	10,525
Media: Advertising, Printing & Publishing Total							$17,495	$17,489	2.7%

Media: Diversified & Production
Internet Brands (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.58%	5/3/2028	$1,764	1,743	1,658
Media: Diversified & Production Total							$1,743	$1,658	0.3%

Retail
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	10
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€4,110	4,435	4,835
Retail Total							$4,445	$4,845	0.8%

Services: Business
Access CIG (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.38%	8/18/2028	$2,985	2,995	3,002
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	579
Advanced Aircrew (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	(3)
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	7/26/2030	$4,679	4,639	4,655
Allbridge (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	6/5/2030	$4,950	4,920	4,950
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	—	—
AMI (5)(9)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.15%	10/17/2031	$13	(3)	13
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.15%	10/17/2031	$10,610	10,539	10,610

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Cube (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	(3)	(3)
Cube (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.19%	11.49%	5/20/2031	$100	102	102
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.20% PIK)	11.52%	5/20/2031	$9,029	9,029	9,029
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	14.22%	5/22/2032	£2,000	2,743	2,743
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	3/18/2030	$4,938	4,891	4,938
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	3/18/2030	$826	821	826
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	3/18/2030	$829	813	829
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(7)	—
DSN (Dealer Services Network) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.04%	2/9/2027	$4,975	4,942	4,975
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	—	—
DTIQ (4)(5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$—	—	(47)
DTIQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(27)	(63)
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.83%	9/30/2029	$21,117	20,803	20,801
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.70%	10/30/2030	$880	852	880
Easy Ice (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(28)	—
Easy Ice (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.68%	10/30/2030	$11,618	11,464	11,618
Electronic Merchant Systems (10)(12)(17)	Equity Interest	—	—	—	—	72	766	1,000
Electronic Merchant Systems (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	8/1/2030	$9,189	9,052	9,189
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.25%	7.58%	6/17/2031	$3,980	3,942	3,981
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	4/9/2030	$3,485	3,457	3,441
E-Tech Group (5)(17)(18)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.00%	4/9/2030	$29	23	20
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(7)	(17)
Fiduciaire Jean-Marc Faber (FJMF) (6)(8)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.81%	4/3/2032	€3,566	3,901	4,153
Grant Thornton (21)	First Lien Senior Secured Loan	SOFR	2.75%	7.08%	6/2/2031	$2,985	2,981	2,986
Hollywood LP (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—	4,394	5,700	5,906
LEP CP Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—	714	948	983
Orion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027	$—	(1)	(2)
Orion (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.56%	3/19/2027	$317	316	315
Orion (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.58%	3/19/2027	$92	88	85
Orion (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.56%	3/19/2027	$82	77	77
Orion (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.56%	3/19/2027	$7,445	7,385	7,389
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.58%	4/30/2031	$3,980	3,980	3,992
PRGX (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030	$—	(36)	(77)
PRGX (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.79%	12/20/2030	$12,280	12,165	12,157
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,519
Pure Wafer (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030	$—	(10)	(12)
Pure Wafer (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.35%	9.66%	11/12/2030	$577	556	565
Pure Wafer (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.68%	11/12/2030	$7,818	7,748	7,779

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
R1 RCM Inc. (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.58%	11/19/2031	$2,793	2,776	2,794
R1 RCM Inc. (5)(9)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/19/2031	$—	(1)	—
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	100	112	128
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	233	260	291
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.13%	9/12/2031	€778	860	911
Sharp (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.55%	12/31/2028	$3,980	3,980	3,997
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	892	967	1,288
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.51%	2/22/2031	€3,600	3,867	4,235
Services: Business Total							$157,321	$159,507	24.7%

Services: Consumer
CorePower Yoga, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	4/30/2031	$41,077	40,878	40,873
CorePower Yoga, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(3)	(3)
CorePower Yoga, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(13)	(13)
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.75%	13.07%	6/21/2029	$1,725	1,696	1,691
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	13.01%	6/21/2029	$183	184	174
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	13.07%	6/21/2029	$216	212	211
Owl Acquisition, LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.03%	4/17/2032	$25,237	25,145	25,142
Owl Acquisition, LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	9.03%	4/17/2032	$233	207	206
Owl Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/17/2032	$—	(6)	(6)
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.76%	7/25/2028	$6,684	6,646	6,684
WhiteWater Express (15)(17)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$15,531	15,405	15,395
Services: Consumer Total							$90,351	$90,354	14.0%

Telecommunications
Allo Holdco Borrower LLC (15)(17)	Subordinated Debt	—	7.50% (8.00% PIK)	15.50%	4/16/2032	$14,584	14,372	14,365
Altafiber (fka Cincinnati Bell) (14)	First Lien Senior Secured Loan	SOFR	2.75%	7.08%	11/22/2028	$3,980	3,980	3,989
Telecommunications Total							$18,352	$18,354	2.8%

Transportation: Cargo
Gulf Winds International (13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$9,750	9,550	9,311
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	10.49%	12/29/2028	$7,800	7,639	7,800
Transportation: Cargo Total							$17,189	$17,111	2.7%

Utilities: Water
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/24/2031	$1,166	1,153	1,166
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(9)	—
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	7/24/2031	$7,019	6,958	7,019
Utilities: Water Total							$8,102	$8,185	1.3%

Wholesale
Abracon Group Holding, LLC. (8)(12)(15)(17)(19)(27)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.91%	7/6/2028	$15,219	14,420	9,131
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	12/19/2030	$3,088	3,088	3,088
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	12/19/2030	$1,140	1,140	1,140
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.80%	12/19/2029	$688	688	688
Chex Finer Foods, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	6/6/2031	$17,314	17,207	17,206
Chex Finer Foods, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	10.32%	6/6/2031	$583	556	556
Chex Finer Foods, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031	$—	(19)	(19)
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	12/28/2029	$9,775	9,594	9,726
Wholesale Total							$46,674	$41,516	6.5%
Non-Controlled/Non-Affiliate Investments Total							$1,154,034	$1,162,720	180.4%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	100	134
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	—	—
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(17)	Preferred Equity	—	—	—	—	5	4,450	5,358
FIRE: Finance Total							$4,550	$5,492	0.9%
Non-Controlled/Affiliate Investments Total							$4,550	$5,492	0.9%

Controlled Affiliate Investments
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (7)(10)(28)	Equity Interest Investment Vehicles	—	—	—	—	2,250	3,875	4,061
Bain Capital Senior Loan Program II, LLC (7)(10)(28)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	88
Bain Capital Senior Loan Program II, LLC (7)(17)(21)(28)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/24/2036	$12,740	12,740	12,740
Investment Vehicles Total							$16,625	$16,889	2.6%
Controlled Affiliate Investments Total							$16,625	$16,889	2.6%
Investments Total							$1,175,209	$1,185,101	183.9%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	4.23%	—	$22,671	22,671	22,671
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	4.22%	—	$4,442	4,442	4,442
Cash Equivalents Total							$27,113	$27,113	4.2%
Investments and Cash Equivalents Total							$1,202,322	$1,212,214	188.1%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation/Depreciation(8)
US DOLLARS 38	POUND STERLING 0	Bank of New York Mellon	8/13/2025	$(38)
US DOLLARS 6,345	EURO 5,680	Bank of New York Mellon	8/13/2025	(342)
US DOLLARS 203	AUSTRALIAN DOLLARS 320	Bank of New York Mellon	9/17/2025	(7)
US DOLLARS 6,073	EURO 5,450	Bank of New York Mellon	10/8/2025	(367)
US DOLLARS 11,813	EURO 11,322	Bank of New York Mellon	1/9/2026	(1,641)
US DOLLARS 3,608	EURO 3,290	Bank of New York Mellon	3/30/2026	(318)
US DOLLARS 1,390	POUND STERLING 1,080	Bank of New York Mellon	3/30/2026	(92)
US DOLLARS 6,402	POUND STERLING 4,930	Bank of New York Mellon	4/16/2026	(360)
US DOLLARS 1,157	POUND STERLING 870	BNP Paribas	5/14/2026	(37)
US DOLLARS 6,486	EURO 5,670	BNP Paribas	5/19/2026	(297)
US DOLLARS 449	NEW ZEALAND DOLLAR 780	Bank of New York Mellon	6/15/2026	(29)
US DOLLARS 2,735	POUND STERLING 2,020	BNP Paribas	6/25/2026	(35)
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,770	BNP Paribas	6/25/2026	(35)
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	(76)
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(157)
				$(3,831)

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, P, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at June 30, 2025. Certain investments are subject to a EURIBOR, P, SOFR, SONIA, BKBM or BBSY interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars.

3. Percentages are based on the Company’s net assets of $644,500 as of June 30, 2025.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets totaled 9.1% of the Company’s total assets.

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

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $41,490 or 6.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Advanced Aircrew	7/26/2024
Bain Capital Senior Loan Program II, LLC	3/24/2025
BCC Trillium Foods Investments 2, LP	5/13/2025
BCPC Project Aberdeen, LLC.	7/3/2024
BTX Precision	7/25/2024
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTIQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Galeria	8/1/2024
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
PPT Group	2/28/2025
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Spindrift	2/19/2025

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

27. Loan was on non-accrual status as of June 30, 2025.

28. As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

29. GBP 602 and EUR 34 of the total par amount for this security is at SONIA + 6.33% and EUIBOR + 6.25%, respectively.

30. GBP 556 of the total par amount for this security is at SONIA+ 6.38%.

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

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars.

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2025, the Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended June 30, 2025 and 2024, the Company recorded $0.4 million and $0.0, of dividend income, respectively, of which, $0.3 million, and $0.0 million, relate to PIK dividends, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded $0.8 million and $0.0, of dividend income, respectively, of which, $0.6 million, and $0.0 million, relate to PIK dividends, respectively. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there was one and zero loans on non-accrual, respectively.

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

Subscriptions Received in Advance

Subscriptions received in advance represent amounts paid by members for an ownership into the Company which have not yet been included in members' capital as of June 30, 2025. The amounts paid represent cash on the Company's Statements of Assets and Liabilities.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the Consolidated Financial Statements. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through June 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2025, the tax years that remain subject to examination are from 2021 (commencement of operations) forward.

For the three months ended June 30, 2025 and 2024, tax expense was $0.1 million and $0.0 million, respectively. For the six months ended June 30, 2025 and 2024, tax expense was $0.2 million and $0.0 million, respectively.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through August 14, 2025, the issuance date of the Consolidated Financial Statements, and noted no recent accounting pronouncements will have a material impact in the Consolidated Financial Statements of the Company except for what is noted below:

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,053,303	89.6%	$1,055,146	89.0%
Subordinated Debt	75,061	6.4	75,725	6.4
Preferred Equity	14,952	1.3	16,180	1.4
Equity Interest	15,268	1.3	20,254	1.7
Warrants	—	—	907	0.1
Subordinated Notes in Investment Vehicles (1)	12,740	1.1	12,740	1.1
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	88	0.0
Equity Interests in Investment Vehicles (1)	3,875	0.3	4,061	0.3
Total	$1,175,209	100.0%	$1,185,101	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$1,065,178	90.5%	$1,069,683	90.2%
United Kingdom	50,811	4.3	52,506	4.3
Germany	17,102	1.5	17,934	1.5
Luxembourg	10,337	0.9	11,207	0.9
France	6,408	0.5	6,673	0.6
Italy	5,724	0.5	6,146	0.5
Jersey	5,700	0.5	5,906	0.5
Ireland	4,834	0.4	5,523	0.5
Netherlands	1,884	0.2	2,033	0.2
Australia	2,024	0.2	2,030	0.2
Belgium	1,754	0.1	1,918	0.2
Guernsey	1,795	0.2	1,859	0.2
Canada	948	0.1	983	0.1
New Zealand	710	0.1	700	0.1
Total	$1,175,209	100.0%	$1,185,101	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$158,530	13.4%	$164,556	13.9%
Services: Business	157,321	13.3	159,507	13.5
Healthcare & Pharmaceuticals	138,570	11.7	139,949	11.8
Services: Consumer	90,351	7.7	90,354	7.6
Consumer Goods: Non-Durable	74,489	6.3	74,758	6.3
Hotel, Gaming & Leisure	71,234	6.1	71,819	6.1
Beverage, Food & Tobacco	66,491	5.7	66,713	5.6
FIRE: Finance (1)	57,055	4.9	59,113	5.0
Chemicals, Plastics & Rubber	46,320	3.9	45,398	3.8
Wholesale	46,674	4.0	41,516	3.5
Aerospace & Defense	37,863	3.2	38,758	3.3
FIRE: Insurance (1)	31,400	2.7	31,594	2.7
Automotive	25,602	2.2	25,612	2.2
Construction & Building	22,053	1.9	22,086	1.9
Containers, Packaging & Glass	20,737	1.8	21,114	1.8
Consumer Goods: Durable	18,718	1.6	18,719	1.6
Telecommunications	18,352	1.6	18,354	1.5
Media: Advertising, Printing & Publishing	17,495	1.5	17,489	1.5
Transportation: Cargo	17,189	1.5	17,111	1.4
Investment Vehicles (2)	16,625	1.4	16,889	1.4
Capital Equipment	16,415	1.4	16,857	1.4
Environmental Industries	11,435	1.0	12,147	1.0
Utilities: Water	8,102	0.7	8,185	0.7
Retail	4,445	0.4	4,845	0.4
Media: Diversified & Production	1,743	0.1	1,658	0.1
Total	$1,175,209	100.0%	$1,185,101	100.0%

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

As of June 30, 2025, the Company’s investment in SLP II consisted of subordinated notes of $12.7 million, preferred equity interests of $0.1 million and equity interests of $4.1 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP II. Since inception, the Company has sold $99.1 million of its investments to SLP II. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

On March 19, 2025, SLP II, through SLP 2 MM CLO WH 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $100.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with NatWest Markets Plc, subject to leverage and borrowing base restrictions (the “MM CLO WH 1 Credit Facility”). The maturity date of the MM CLO WH 1 Credit Facility is March 19, 2029. With an effective rate of 6.3% per annum, as of June 30, 2025, the MM CLO WH 1 Credit Facility had $59 million of outstanding debt under the credit facility.

Below is a summary of SLP II’s portfolio at fair value:

As of
June 30, 2025
Total investments	$93,511
Weighted average yield on investments	9.8%
Number of borrowers in SLP II	19
Largest portfolio company investment	$5,000
Total of five largest portfolio company investments	$24,944
Unfunded commitments	$—

Below is a listing of SLP II’s individual investments as of June 30, 2025:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of June 30, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	7/12/2029	$4,975	4,916	4,975
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	7/25/2030	$4,975	4,975	4,975
Saturn Purchaser Corp. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	9.13%	7/22/2030	$4,887	4,887	4,887
Aerospace & Defense Total							$14,778	$14,837	223.0%

Automotive
Chilton (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.76%	2/5/2031	$4,988	4,952	4,950
Automotive Total							$4,952	$4,950	74.4%

Capital Equipment
Ergotron Acquisition LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	7/6/2028	$4,972	4,972	4,972
Capital Equipment Total							$4,972	$4,972	74.7%

Consumer Goods: Non-Durable
Hempz (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$4,861	4,821	4,861
Consumer Goods: Non-Durable Total							$4,821	$4,861	73.1%

FIRE: Finance
PMA (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	1/31/2031	$4,988	4,915	4,963
FIRE: Finance Total							$4,915	$4,963	74.6%

Healthcare & Pharmaceuticals
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$4,975	4,975	4,975
AOM Infusion (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	3/19/2032	$5,000	4,950	4,950
Odyssey Behavioral Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	5/21/2031	$4,975	4,915	4,975
RedMed Operations (Collage Rehabilitation) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	2/28/2031	$5,000	4,926	4,975
Red Nucleus (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$4,988	4,925	4,988
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$4,975	4,928	4,975
Healthcare & Pharmaceuticals Total							$29,619	$29,838	448.6%

High Tech Industries
Govineer Solutions (fka Black Mountain) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$5,000	4,964	5,000
SensorTower (8)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	3/15/2029	$4,159	4,159	4,159
High Tech Industries Total							$9,123	$9,159	137.7%

Hotel, Gaming & Leisure
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030	$4,987	4,987	4,987
Hotel, Gaming & Leisure Total							$4,987	$4,987	75.0%

Services: Business
Easy Ice (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.68%	10/30/2030	$4,975	4,904	4,975
AMI (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.15%	10/17/2031	$4,988	4,952	4,988
Services: Business Total							$9,856	$9,963	149.8%

Services: Consumer
Owl Acquisition, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.03%	4/17/2032	$5,000	4,963	4,981
Services: Consumer Total							$4,963	$4,981	74.9%

Total							$92,986	$93,511	1405.8%

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at June 30, 2025. Certain investments are subject to a SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3. Percentages are based on the Company’s net assets of $6,652 as of June 30, 2025.

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

24. Tick mark not used

25. Tick mark not used

26. Tick mark not used

Below is the financial information for SLP II:

Selected Balance Sheet Information

As of
June 30, 2025
ASSETS
Investments at fair value (amortized cost of $92,986)	$93,511
Cash and cash equivalents	6,898
Prepaid expenses	1,589
Deferred financing costs (net of accumulated amortization of $3)	372
Interest receivable on investments	600
Total assets	$102,970

LIABILITIES
Subordinated notes payable to members	$25,490
Interest payable on subordinated notes payable to members	644
Interest payable on debt	968
Payable for investments purchased	9,900
Revolving Credit Facility	59,000
Dividend payable	77
Accounts payable and accrued expenses	239
Total liabilities	$96,318
MEMBERS' EQUITY
Total members' equity	6,652
Total liabilities and members’ equity	$102,970

Selected Statement of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Investment income
Interest income	$1,984	$1,984
Total investment income	1,984	1,984

Expenses
Interest and debt financing expenses	975	996
Interest expense on subordinated notes payable to members	645	673
Professional fees and other expenses	256	274
Total expenses	1,876	1,943
Net Investment Income	108	41

Net realized and unrealized gains
Net realized gain on investments	27	28
Net change in unrealized appreciation on investments	320	525
Total net gain	347	553
Net increase in members' equity from operations	$455	$594

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$121,889	$933,257	$—	$1,055,146
Subordinated Debt	—	—	75,725	—	75,725
Preferred Equity	—	—	16,180	—	16,180
Equity Interest	—	—	20,254	—	20,254
Warrants	—	—	907	—	907
Subordinated Note Investment Vehicles (1)	—	—	12,740	—	12,740
Preferred Equity Interest Investment Vehicles (1)	—	—	—	88	88
Equity Interest Investment Vehicles (1)	—	—	—	4,061	4,061
Total Investments	$—	$121,889	$1,059,063	$4,149	$1,185,101
Cash equivalents	$27,113	$—	$—	$—	$27,113
Forward currency exchange contracts (liability)	$—	$(3,831)	$—	$—	$(3,831)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025:

	First Lien		Subordinated
	Senior		Notes in
	Secured	Equity	Investment	Preferred	Subordinated		Total
	Loans	Interests	Vehicles (1)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2025	$661,476	$10,984	$—	$14,694	$5,147	$628	$692,929
Purchases of investments and other adjustments to cost	434,646	5,747	12,740	6,172	62,119	—	521,424
Paid-in-kind interest income	993	—	—	241	2,433	—	3,667
Net accretion of discounts (amortization of premiums)	1,247	—	—	—	39	—	1,286
Principal repayments and sales of investments	(169,773)	(8)	—	(748)	—	—	(170,529)
Net change in unrealized appreciation on investments	4,108	3,531	—	889	919	279	9,726
Net realized gain on investments	560	—	—	—	—	—	560
Reclassifications	—	—	—	(5,068)	5,068	—	—
Balance as of June 30, 2025	$933,257	$20,254	$12,740	$16,180	$75,725	$907	$1,059,063
Change in unrealized appreciation attributable to investments still held at June 30, 2025	$4,187	$3,531	$—	$889	$919	$279	$9,805

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2025, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2025 were as follows:

	As of June 30, 2025
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$632,757	Discounted cash flows	Comparative Yield	5.1%		—	14.1%		(9.7%)
First Lien Senior Secured Loans	9,131	Comparable company multiple	EBITDA Multiple				15.3	x
Subordinated Note Investment Vehicles	12,740	Collateral Coverage	Recovery Rate				100.0%
Subordinated Debt	46,510	Discounted cash flows	Comparative Yield	13.5%		—	18.1%		(16.0%)
Equity Interest	134	Comparable company multiple	Book Value Multiple				1.0	x
Equity Interest	14,604	Comparable company multiple	EBITDA Multiple	4.0	x	—	23.3	x	(11.4x)
Equity Interest	291	Comparable company multiple	Revenue Multiple				9.0	x
Preferred equity	4,788	Comparable company multiple	EBITDA Multiple	10.3	x	—	15.3	x	(12.3x)
Preferred equity	128	Comparable company multiple	Revenue Multiple				9.0	x
Preferred equity	5,358	Comparable company multiple	Book Value Multiple				1.0	x
Warrants	245	Comparable Company Multiple	Revenue Multiple				3.5	x
Warrants	662	Discounted Cash Flows	Discount Rate				25.0%
Total investments	$727,348

(1)
Included within the Level 3 assets of $1,059,063 is an amount of $331,715 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2025	December 31, 2024
GS Revolving Credit Facility	3	$194,650	$190,060
JPM Revolving Credit Facility	3	200,985	116,041
SMBC Revolving Credit Facility	3	196,500	72,000
Total Debt		$592,135	$378,101

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

For the three months ended June 30, 2025 and 2024, the management fee was $2.1 million and $0.6 million, respectively. For the three months ended June 30, 2025 and 2024, there was no management fee contractually or voluntarily waived. For the six months ended June 30, 2025 and 2024, the management fee was $3.7 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, there was no management fee contractually or voluntarily waived.

As of June 30, 2025 and December 31, 2024, $2.1 million and $1.3 million remained payable related to the base management fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company incurred $2.7 million and $0.8 million of income incentive fees (before waivers), respectively, which are included in incentive fees on the Consolidated Statements of Operations. The Advisor has voluntarily waived $0.0 million and $0.0 million of the income incentive fees earned by the Advisor during the three months ended June 30, 2025 and 2024, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the six months ended June 30, 2025 and 2024, the Company incurred $4.4 million and $1.5 million of income incentive fees (before waivers), respectively, which are included in incentive fees on the Consolidated Statements of Operations. The Advisor has voluntarily waived $0.0 million and $0.0 million of the income incentive fees earned by the Advisor during the six months ended June 30, 2025 and 2024, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of June 30, 2025 and December 31, 2024, there was $2.7 million and $1.6 million related to income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of June 30, 2025 and December 31, 2024.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not accrue any incentive fees related to the GAAP Incentive Fee.

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

The Company incurred expenses related to the Administrator of $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, respectively, there were $0.2 million and $0.2 million related to the Administrator or to BCSF Advisors, LP that were payable and included in "accounts payable and accrued expenses" in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.1 million and $0.1 million expenses related to the sub-administrator for the three months ended June 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred $0.2 million and $0.2 million expenses related to the sub-administrator for the six months ended June 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2025 and December 31, 2024, the Advisor and/or its affiliate held 3,988,208 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the six months ended June 30, 2025, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	$100	$—	$—	$34	$—	$134	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	5,001	500	(750)	607	—	5,358	150	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	—	—	—	—	—
Total Non-Controlled/Affiliate Investment	$5,101	$500	$(750)	$641	$—	$5,492	$150	$—
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	$—	$12,740	$—	$—	$—	$12,740	$336	$—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	—	3,875	—	186	—	4,061	33	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	—	10	—	78	—	88	11	—
Total Controlled Affiliate Investment	$—	$16,625	$—	$264	$—	$16,889	$380	$—
Total	$5,101	$17,125	$(750)	$905	$—	$22,381	$530	$—

(1)
Non-income producing.

Investments during the year ended December 31, 2024, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity(1)	$90	$10	$—	$—	$—	$100	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	3,875	825	—	301	—	5,001	—	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity(1)	—	—	—	—	—	—	—	—
Total Non-Controlled/Affiliate Investment	$3,965	$835	$—	$301	$—	$5,101	$—	$—
Total	$3,965	$835	$—	$301	$—	$5,101	$—	$—

(1)
Non-income producing.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

The following table presents a summary of all expenses supported and recouped by the Advisor as of June 30, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$190	$1,804	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31 2027	8.83%	1.85%
	$4,443	$190	$4,253

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2024.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$—	$1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
	$4,443	$—	$4,443

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 208.8%. As of December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 194.8%.

The Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$194,650	$194,650	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	200,985	200,985	250,000	116,041	116,041
SMBC Revolving Credit Facility	500,000	196,500	196,500	315,000	72,000	72,000
Total Debt	$950,000	$592,135	$592,135	$765,000	$378,101	$378,101

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2025 and year ended December 31, 2024 was 6.6% and 7.7%, respectively.

The combined weighted average borrowings outstanding for the six months ended June 30, 2025 and year ended December 31, 2024 were $422.5 million and $206.4 million, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$194,650	$—	$—	$194,650	$—
JPM Revolving Credit Facility	200,985	—	—	200,985	—
SMBC Revolving Credit Facility	196,500	—	—	196,500	—
Total Debt Obligations	$592,135	$—	$—	$592,135	$—

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

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,993	$3,070
Unused facility fee	16	33
Amortization of deferred financing costs and upfront commitment fees	107	79
Total interest and debt financing expenses	$3,116	$3,182

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$6,269	$5,251
Unused facility fee	33	99
Amortization of deferred financing costs and upfront commitment fees	213	149
Total interest and debt financing expenses	$6,515	$5,499

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

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,949	$—
Unused facility fee	96	—
Amortization of deferred financing costs and upfront commitment fees	125	—
Total interest and debt financing expenses	$3,170	$—

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$4,983	$—
Unused facility fee	254	—
Amortization of deferred financing costs and upfront commitment fees	250	—
Total interest and debt financing expenses	$5,487	$—

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

On May 19, 2025, the Company entered into a commitment increase supplement (the “Second Joinder Agreement”), among the Company, The Bank of Nova Scotia, as assuming lender and issuing bank, U.S. Bank National Association, as assuming lender, Wells Fargo Bank, National Association, as increasing lender, swingline lender and issuing bank, Synovus Bank, as assuming lender and issuing bank, JPMorgan Chase Bank, N.A., as swingline lender and issuing bank, Goldman Sachs Bank USA, as swingline lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Second Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $315,000,000 to $500,000,000.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$1,461	$623
Unused facility fee	296	$26
Amortization of deferred financing costs and upfront commitment fees	187	55
Total interest and debt financing expenses	$1,944	$704

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,767	$731
Unused facility fee	515	70
Amortization of deferred financing costs and upfront commitment fees	351	107
Total interest and debt financing expenses	$3,633	$908

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of June 30, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had collateral receivable of $4.0 million and $0.8 million for June 30, 2025 and December 31, 2024, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $44.3 million and $38.0 million, respectively. For the three and six months ended June 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $13.2 million and $11.6 million, respectively. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2025:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$—	$(3,428)	$(3,428)	$3,428	$—
BNP Paribas	Unrealized depreciation on forward currency exchange contracts	—	$(403)	$(403)	—	(403)

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency exchange contracts	$1,492	$—	$1,492	$—	$1,492

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,
	2025	2024
Net realized gain (loss) on forward currency exchange contracts	$—	$—
Net change in unrealized appreciation on forward currency exchange contracts	(3,548)	145
Total net realized and unrealized gain on forward currency exchange contracts	$(3,548)	$145

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $3.6 million and $(0.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(3.6) million, and $0.1 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.0 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the six months ended June 30, 2025 and 2024 was as follows:

	For the Six Months Ended June 30,
	2025	2024
Net realized gain on forward currency exchange contracts	$746	$41
Net change in unrealized appreciation on forward currency exchange contracts	(5,323)	347
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(4,577)	$388

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.8 million and $(0.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(4.6) million and $0.4 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	7,158,770	$183,885
Repurchase of Common Shares	(47,427)	(1,220)
Distributions reinvested	65,820	1,690
Net increase	7,177,163	$184,355

There were no Class S or Class D shares outstanding during the three months ended June 30, 2025.

The following table presents transactions in Common Shares during the three months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	911,345	$22,855
Repurchase of Common Shares	—	—
Distributions reinvested	25,714	637
Net increase (decrease)	937,059	$23,492

There were no Class S or Class D shares outstanding during the three months ended June 30, 2024.

The following table presents transactions in Common Shares during the six months ended June 30, 2025:

	For the Six Months Ended June 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	10,982,284	$281,786
Repurchase of Common Shares	(65,827)	(1,693)
Early repurchase deduction	-	-
Distributions reinvested	143,876	3,689
Net increase	11,060,333	$283,782

There were no Class S or Class D shares outstanding during the six months ended June 30, 2025.

The following table presents transactions in Common Shares during the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	1,961,206	$49,000
Repurchase of Common Shares	—	—
Early repurchase deduction	—	—
Distributions reinvested	40,104	996
Net increase	2,001,310	$49,996

There were no Class S or Class D shares outstanding during the six months ended June 30, 2024.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the six months ended June 30, 2025 and 2024:

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69
April 30, 2025	25.67
May 31, 2025	25.69
June 30, 2025	25.73

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40

There were no Class S or Class D shares outstanding during the six months ended June 30, 2025 and 2024.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the six months ended June 30, 2025 and 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
Total distributions declared			$1.1850	$24,739

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
Total distributions declared			$1.1250	$6,303

There were no Class S or Class D shares outstanding during the six months ended June 30, 2025 and 2024.

The distributions declared during the six months ended June 30, 2025 and 2024 were derived from investment company taxable income and net capital gain, if any.

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

The following tables summarize the share repurchases completed during the six months ended June 30, 2025 and 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$—	—	0.00%
May 31, 2024	5.00%	June 30, 2024	$—	—	0.00%

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

As of June 30, 2025, the Company had $235.0 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	965
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	2,574
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,269
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,667
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	144
ATS - Revolver	7/12/2029	1,555
Avalon Bidco Limited - Delayed Draw	4/16/2032	645
Awayday - Delayed Draw	5/6/2032	2,756
Awayday - Revolver	5/6/2032	2,151
Beacon Specialized Living - Delayed Draw	3/25/2028	4,833
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	912
Blackbird Purchaser, Inc. - Revolver	12/19/2029	688
BTX Precision - Delayed Draw	7/25/2030	4,197
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	339
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	3,792
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	3,276
Choreo - Delayed Draw	2/18/2028	3,750
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	$4,738
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
Cube - Delayed Draw	5/20/2031	297
Discovery Senior Living - Delayed Draw	3/18/2030	2,642
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	637
Easy Ice - Delayed Draw	10/30/2030	3,321
Easy Ice - Revolver	10/30/2030	2,101
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
E-Tech Group - Revolver	4/9/2030	702
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber - Delayed Draw	4/3/2032	1,687
Govineer Solutions - Delayed Draw	10/7/2030	6,000
Govineer Solutions - Revolver	10/7/2030	3,000
Hellers - Delayed Draw	9/27/2030	91
Hempz - Revolver	10/25/2029	2,353
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Delayed Draw	5/14/2032	749
Meteor UK Bidco Limited - Revolver	11/14/2031	187
Nafinco - Delayed Draw	8/29/2031	150
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,765
Orion - Delayed Draw	3/19/2027	817
Orion - Delayed Draw	3/19/2027	294
Orion - Revolver	3/19/2027	603

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Owl Acquisition, LLC - Delayed Draw	4/17/2032	$3,330
Owl Acquisition, LLC - Revolver	4/17/2032	6,982
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,313
PlentyMarkets - Revolver	9/13/2031	160
PMA - Revolver	1/31/2031	1,191
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	734
PPT Group - Revolver	2/28/2031	368
PRGX - Delayed Draw	12/20/2030	7,749
Pure Wafer - Delayed Draw	11/12/2030	2,308
Pure Wafer - Revolver	11/12/2030	1,731
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	4,225
Red Nucleus - Revolver	10/17/2031	2,198
RedMed Operations - Delayed Draw	2/28/2031	7,323
RedMed Operations - Revolver	2/28/2031	1,611
RetailNext - Revolver	12/5/2030	1,667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	4,996
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	3,936
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	2,980
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	379
Vessco Water - Delayed Draw	7/24/2031	1,824
Vessco Water - Revolver	7/24/2031	996
Wealth Enhancement Group - Revolver	10/2/2028	293
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,099
Zeus Fire & Security - Delayed Draw	12/11/2030	3,765
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$234,974

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2025.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
	Class I
Per share data:
Net asset value at beginning of period	$25.62	$24.88
Net investment income (1)	1.22	1.54
Net unrealized and realized gains (losses) (1)(2)(7)	0.08	0.11
Net increase in net assets resulting from operations (1)(8)	1.30	1.65
Distribution declared (3)	(1.19)	(1.13)
Net asset value at end of period	$25.73	$25.40

Total return (4)	5.16%	6.72%
Shares outstanding, end of period	25,049,292	6,432,555
Weighted average shares outstanding	20,640,149	5,595,809

Ratios/Supplemental data:
Net assets at end of period	$644,500	$163,366
Ratio of net investment income to average net assets (5)(9)	10.65%	11.32%
Ratio of net expenses to average net assets (5)(9)	9.34%	13.90%
Portfolio turnover (6)	19.50%	11.77%

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
(9)
For the six months ended June 30, 2025 and 2024, amounts are annualized except for organization costs, incentive fee and expense support received from and recouped by the Advisor. For the six months ended June 30, 2025 and 2024, the total operating expenses to average net assets were 9.34% and 15.02% for Class I, respectively prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through August 14, 2025, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of June 30, 2025, except as discussed below.

Distribution Declaration

On July 18, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about August 29, 2025 to shareholders of record as of July 31, 2025.

Share Repurchase

On August 1, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of June 30, 2025 that will close on August 29, 2025.

SMBC Revolving Credit Facility Upsize

On July 18, 2025, the Company entered into a commitment increase supplement (the “Third Joinder Agreement”) among the Company, Natixis, New York Branch, as assuming lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent. The Third Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility governed by the credit agreement from $500,000,000 to $575,000,000.

Unsecured Note Offering

On July 29, 2025, the Company priced an offering of $275 million in aggregate principal amount of Senior Unsecured Notes (the “Series 2025 Senior Notes”) to institutional investors (the “Purchasers”) in a private placement. The Series 2025 Senior Notes are comprised of $110 million Tranche A Notes due November 29, 2028 (the “Tranche A Notes”) and $165 million Tranche B Notes due November 29, 2030 (the “Tranche B Notes”). The issuances of the Series 2025 Senior Notes are expected to occur on November 24, 2025 pursuant to a Master Note Purchase Agreement (the “Note Purchase Agreement”) entered into among the Company and the Purchasers on August 14, 2025. The Tranche A Notes will have a fixed interest rate of 5.92% per annum and the Tranche B Notes will have a fixed interest rate of 6.25% per annum. Interest on the Series 2025 Senior Notes will be due and payable semi-annually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the Series 2025 Senior Notes) in the event that, subject to certain exceptions, the Series 2025 Senior Notes cease to have an investment grade rating or the Company’s secured debt ratio exceeds certain levels. The Series 2025 Senior Notes will be general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and minimum asset coverage ratio. The Series 2025 Senior Notes will be offered in reliance on Section 4(a)(2) of the Securities Act.

The Series 2025 Senior Notes will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

Interest Rate Swaps

In connection with the pricing of the Tranche A Notes and the Tranche B Notes, on July 29, 2025, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Tranche A Notes, the Company receives a fixed interest rate of 5.92% per annum and pays a floating interest rate of SOFR + 2.4315% per annum on $110 million of the Tranche A Notes. Under the interest rate swap agreement related to the Tranche B Notes, the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.6875% per annum on $165 million of the Tranche B Notes.

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

We are a non-exchange traded, perpetual-life BDC whose shares are not listed for trading on a stock exchange or other securities market. The term “perpetual-life” is used to differentiate our structure from other BDCs who have a finite offering period and/or have a predefined time period to pursue a liquidity event or to wind down the fund. In contrast, in a perpetual-life BDC structure like ours, we expect to offer Common Shares continuously at a price equal to the monthly NAV per share and we have an indefinite duration, with no obligation to effect a liquidity event at any time. We generally intend to offer our common shareholders an opportunity to have their shares repurchased on a quarterly basis, subject to an aggregate cap of 5% of shares outstanding. However, the determination to repurchase shares in any given quarter is fully at the discretion of our Board, so investors may not always have access to liquidity when they desire it. See “Risk Factors.”

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2025 and December 31, 2024, 92.7% and 98.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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
•
fidelity bond, trustees’ and officers’ errors and omissions liability insurance and other insurance premiums;
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company's asset coverage ratio was 208.8% and 194.8%, respectively.

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

Portfolio and Investment Activity

During the three months ended June 30, 2025, we invested $368.5 million, including PIK, in 50 portfolio companies, and had $89.9 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $278.6 million for the period. Of the $368.5 million invested during the three months ended June 30, 2025, $32.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the six months ended June 30, 2025, we invested $639.5 million, including PIK, in 103 portfolio companies, and had $182.1 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $457.4 million for the period. Of the $639.5 million invested during the six months ended June 30, 2025, $60.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,053,303	89.6%	$1,055,146	89.0%	10.0%	10.0%
Subordinated Debt	75,061	6.4	75,725	6.4	15.8	15.8
Preferred Equity	14,952	1.3	16,180	1.4	10.5	10.2
Equity Interest	15,268	1.3	20,254	1.7	N/A	N/A
Warrants	—	0.0	907	0.1	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	12,740	1.1	12,740	1.1	10.0	10.0
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	88	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	3,875	0.3	4,061	0.3	1.1	1.1
Total	$1,175,209	100.0%	$1,185,101	100.0%	10.3%	10.3%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2025:

As of
June 30, 2025
Number of portfolio companies	136
Percentage of debt bearing a floating rate (1)	92.7%
Percentage of debt bearing a fixed rate (1)	7.3%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	86
Percentage of debt bearing a floating rate (1)	98.2%
Percentage of debt bearing a fixed rate (1)	1.8%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,160,789	98.8%	$1,175,970	99.2%
Non-accrual	14,420	1.2	9,131	0.8
Total	$1,175,209	100.0%	$1,185,101	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$716,911	100.0%	$717,299	100.0%
Non-accrual	-	-	-	-
Total	$716,911	100.0%	$717,299	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there was one and zero loans placed on non-accrual in the Company’s portfolio, respectively.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,053,303	86.3%	$1,055,146	85.9%
Subordinated Debt	75,061	6.2	75,725	6.2
Preferred Equity	14,952	1.2	16,180	1.3
Equity Interest	15,268	1.3	20,254	1.6
Warrants	—	—	907	0.1
Subordinated Notes in Investment Vehicles (1)	12,740	1.0	12,740	1.0
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	88	0.0
Equity Interests in Investment Vehicles (1)	3,875	0.3	4,061	0.3
Cash and cash equivalents	41,012	3.4	41,012	3.3
Foreign cash	3,265	0.3	3,376	0.3
Restricted cash	50	0.0	50	0.0
Total	$1,219,536	100.0%	$1,229,539	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$1,155	0.1%	1	0.7%
2	1,174,815	99.1	134	98.6
3	—	—	—	—
4	9,131	0.8	1	0.7
Total	$1,185,101	100.0%	136	100.0%

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

As of June 30, 2025, the Company’s investment in SLP II consisted of subordinated notes of $12.7 million, preferred equity interests of $0.1 million and equity interests of $4.1 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

As of
June 30, 2025
Total investments	$93,511
Weighted average yield on investments	9.8%
Number of borrowers in SLP II	19
Largest portfolio company investment	$5,000
Total of five largest portfolio company investments	$24,944
Unfunded commitments	$—

Results of Operations

Our operating results for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Total investment income	$30,219	$10,139
Total expenses, net of fee waivers	14,641	5,646
Net investment income before taxes	15,578	4,493
Less: Income taxes, including excise tax	132	46
Net investment income	15,446	4,447
Net realized gain (loss)	(77)	117
Net change in unrealized appreciation	1,180	1,006
Net increase in net assets resulting from operations	$16,549	$5,570

Our operating results for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Total investment income	$51,904	$18,392
Total expenses, net of fee waivers	26,487	9,743
Net investment income before taxes	25,417	8,649
Less: Income taxes, including excise tax	213	46
Net investment income	25,204	8,603
Net realized gain	833	143
Net change in unrealized appreciation	986	657
Net increase in net assets resulting from operations	$27,023	$9,403

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Interest from investments	$24,424	$9,489
Dividend income	386	—
PIK income	2,367	14
Other income	3,042	636
Total investment income	$30,219	$10,139

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $24.4 million for the three months ended June 30, 2025 from $9.5 million for the three months ended June 30, 2024, due to an increase in investment portfolio size. Dividend income increased to $0.4 million for the three months ended June 30, 2025 from $0.0 million for the three months ended June 30, 2024, due to an increase in investment size in preferred equity interests and equity interests. PIK income increased to $2.4 million for the three months ended June 30, 2025 from $0.0 million for the three months ended June 30, 2024, due to an increase in investment portfolio size. Other income increased to approximately $3.0 million for the three months ended June 30, 2025 from $0.6 million for the three months ended June 30, 2024, primarily due to increases in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of June 30, 2024, the weighted average yield of our investment portfolio decreased to 10.3% from 12.3% as of June 30, 2024, at amortized cost.

The composition of our investment income for the six months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Interest from investments	$43,362	$16,695
Dividend income	808	—
PIK income	3,190	28
Other income	4,544	1,669
Total investment income	$51,904	$18,392

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $43.4 million for the six months ended June 30, 2025 from $16.7 million for the six months ended June 30, 2024, due to an increase in investment portfolio size. Dividend income increased to $0.8 million for the six months ended June 30, 2025 from $0.0 million for the six months ended June 30, 2024, due to an increase in investment portfolio size. PIK income increased to $3.2 million for the six months ended June 30, 2025 from $0.0 million for the six months ended June 30, 2024 due to an increase in investment size in preferred equity interests and equity interests. Other income increased to approximately $4.5 million for the six months ended June 30, 2025 from $1.7 million for the six months ended June 30, 2024, primarily due to increases in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of June 30, 2025, the weighted average yield of our investment portfolio decreased to 10.3% from 12.3% as of June 30, 2024, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Interest and debt financing expenses	$8,230	$3,886
Incentive fee	2,725	787
Professional fees and operating expenses	355	583
Base management fee	2,107	640
Amortization of deferred offering costs	—	349
Trustee fees	113	108
Organization costs	—	115
Other general and administrative expenses	1,099	—
Total expenses, before fee waivers	$14,629	$6,468
Expense recoupment (support)	12	(822)
Total expenses, net of fee waivers	$14,641	$5,646

The composition of our operating expenses for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Interest and debt financing expenses	$15,635	$6,407
Incentive fee	4,447	1,520
Professional fees and operating expenses	612	1,080
Base management fee	3,693	1,162
Amortization of deferred offering costs	—	698
Trustee fees	223	216
Organization costs	—	219
Other general and administrative expenses	1,687	—
Total expenses, before fee waivers	$26,297	$11,302
Expense recoupment (support)	190	(1,559)
Total expenses, net of fee waivers	$26,487	$9,743

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $8.2 million and $3.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase was driven by an increase in portfolio and investment activities. Interest and debt financing expenses on our borrowings totaled approximately $15.6 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase was driven by an increase in portfolio and investment activities. The weighted average principal debt balance outstanding for the three months ended June 30, 2025 and 2024 was $453.4 million and $181.4 million, respectively. The weighted average principal debt balance outstanding for the six months ended June 30, 2025 and 2024 was $422.5 million and $147.1 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was 6.6% and 8.1%, respectively.

Management Fee

Management fee (net of waivers) increased to $2.1 million for the three months ended June 30, 2025 from $0.6 million for the three months ended June 30, 2024. Management fee waived for the three months ended June 30, 2025 and 2024, was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $3.7 million for the six months ended June 30, 2025 from $1.2 million for the six months ended June 30, 2024. Management fee waived for the six months ended June 30, 2025 and 2024, was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) increased to $2.7 million for the three months ended June 30, 2025 from $0.8 million for the three months ended June 30, 2024. The increase was driven by an increase in pre-incentive fee net investment income due to the increase in portfolio size. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2025 and $0.0 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $4.4 million for the six months ended June 30, 2025 from $1.5 million for the six months ended June 30, 2024 due to an increase in pre-incentive fee net investment income due to the increase in portfolio size. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the six months ended June 30, 2025 and $0.0 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.5 million for the three months ended June 30, 2025 from $0.6 million for the three months ended June 30, 2024, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $2.3 million for the six months ended June 30, 2025 from $1.1 million for the six months ended June 30, 2024, primarily due to an increase in costs associated with servicing our investment portfolio as investment activities continue to ramp.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see Note 5. "Agreements and Related Party Transactions Investment Advisory Agreement". For the three months ended June 30, 2025 the Company did not receive expense support from the Advisor, and repaid the Advisor $0.0 million for expenses previously paid by the Advisor on behalf of the Company. For the three months ended June 30, 2024, the Company received $0.8 million in expense support from the Advisor and did not make any repayments. For the six months ended June 30, 2025 the Company did not receive expense support from the Advisor, and repaid the Advisor $0.2 million for expenses previously paid by the Advisor on behalf of the Company. For the six months ended June 30, 2024, the Company received $1.6 million in expense support from the Advisor and did not make any repayments.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net realized gain on investments	$316	$137
Net realized loss on investments	(956)	(19)
Net realized gain on foreign currency transactions	563	—
Net realized loss on foreign currency transactions	—	(1)
Net realized loss on foreign currency of debt	—	—
Net realized gain on forward currency exchange contracts	—	—
Net realized gains (losses)	$(77)	$117

Change in unrealized appreciation on investments	$10,835	$1,091
Change in unrealized depreciation on investments	(3,689)	(254)
Net change in unrealized appreciation on investments	7,146	837
Unrealized appreciation on foreign currency translation	69	12
Unrealized appreciation on forward currency exchange contracts	(3,548)	145
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(3,479)	157
Unrealized appreciation on foreign currency translation on debt	(2,487)	12
Net change in unrealized appreciation	$1,180	$1,006

For the three months ended June 30, 2025 and 2024, we had net realized gains (losses) on investments of $(0.6) million and $0.1 million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the three months ended June 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.6 million and $0.0 million, respectively, primarily as a result of fluctuations in the AUD, GBP, NZD and EUR exchange rates. For the three months ended June 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of $0.0 million and $0.0 million, respectively.

For the three months ended June 30, 2025, we had $10.8 million in unrealized appreciation on 82 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 56 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended June 30, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the three months ended June 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of $(3.5) million and $0.1 million, respectively. For three months ended June 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts. For the three months ended June 30, 2024, unrealized appreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net realized gain on investments	$685	$160
Net realized loss on investments	(1,100)	(19)
Net realized gain on foreign currency transactions	502	111
Net realized loss on foreign currency transactions	—	(138)
Net realized loss on foreign currency of debt	—	(12)
Net realized gain on forward currency exchange contracts	746	41
Net realized gains	$833	$143

Change in unrealized appreciation on investments	$14,383	$1,594
Change in unrealized depreciation on investments	(4,879)	(1,604)
Net change in unrealized appreciation on investments	9,504	(10)
Change in unrealized appreciation on foreign currency translation	248	(9)
Change in unrealized appreciation on forward currency exchange contracts	(5,323)	347
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(5,075)	338
Change in unrealized appreciation on foreign currency translation on debt	(3,443)	329
Net change in unrealized appreciation	$986	$657

For the six months ended June 30, 2025 and 2024, we had net realized gains (losses) on investments of $(0.4) million and $0.1 million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the six months ended June 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.5 million and $0.0 million, respectively, primarily as a result of fluctuations in the EUR, GBP, NZD and AUD exchange rates. For the six months ended June 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of $0.7 million and $0.0 million, respectively, primarily as a result of settling EUR and NZD forward contracts.

For the six months ended June 30, 2025, we had $14.4 million in unrealized appreciation on 75 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 65 portfolio company investments. Unrealized appreciation for six months ended June 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the six months ended June 30, 2024, we had $1.6 million in unrealized appreciation on 35 portfolio company investments, which was offset by $1.6 million in unrealized depreciation on 38 portfolio company investments. Unrealized depreciation for the six months ended June 30, 2024 resulted from a decrease in fair value, primarily due to widening credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the six months ended June 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of $(5.3) million and $0.3 million, respectively. For six months ended June 30, 2025, unrealized depreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts. For the six months ended June 30, 2024, unrealized appreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net realized loss on foreign currency of debt	$—	$—
Net realized gain on foreign currency transactions	563	(1)
Net realized gain (loss) on forward currency exchange contracts	—	—
Net change in unrealized appreciation on investments due to foreign currency translation	5,430	(147)
Net change in unrealized appreciation on foreign currency translation	69	12
Net change in unrealized appreciation on forward currency exchange contracts	(3,548)	145
Net change in unrealized appreciation on debt foreign currency translation	(2,487)	12
Foreign currency impact to net increase in net assets resulting from operations	$27	$21

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $3.6 million and $(0.1) million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(3.6) million and $0.1 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.0 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net realized loss on foreign currency of debt	$—	$(12)
Net realized gain (loss) on foreign currency transactions	502	(27)
Net realized gain on forward currency exchange contracts	746	41
Net change in unrealized appreciation on investments due to foreign currency translation	7,483	(597)
Net change in unrealized appreciation on foreign currency translation	248	(9)
Net change in unrealized appreciation on forward currency exchange contracts	(5,323)	347
Net change in unrealized appreciation on debt due to foreign currency	(3,443)	329
Foreign currency impact to net increase in net assets resulting from operations	$213	$72

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.8 million and $(0.3) million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(4.6) million and $0.4 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2025 and 2024, the net increase in net assets resulting from operations was $16.5 million and $5.6 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended June 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.67 and $0.92, respectively.

For the six months ended June 30, 2025 and 2024, the net increase in net assets resulting from operations was $27.0 million and $9.4 million, respectively. Based on the weighted average Common Shares outstanding for the six months ended June 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $1.30 and $1.65, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2025 and December 31, 2024, the Company had $592.1 million and $378.1 million outstanding senior securities, respectively.

As of June 30, 2025 and December 31, 2024, we had $44.4 million and $16.4 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2025, we had approximately $303.5 million of availability on our SMBC Revolving Credit Facility, $5.4 million of availability on our GS Revolving Credit Facility and $49.0 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024, we had approximately $243.0 million of availability on our SMBC Revolving Credit Facility, $9.9 million of availability on our GS Revolving Credit Facility and $134.0 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2025, cash, foreign cash, restricted cash, and cash equivalents increased by $28.0 million. During the six months ended June 30, 2025, we used $446.1 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $626.7 million, which was offset by proceeds from principal payments and sales of investments of $158.4 million and a net increase in assets resulting from operations of $27.0 million.

During the six months ended June 30, 2025, we utilized $473.4 million for financing activities, primarily due to borrowings on our GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility and proceeds from issuance of Common Shares offset by repayments of debt.

For the six months ended June 30, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $13.7 million. During the six months ended June 30, 2024, we used $151.1 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $191.2 million, which was offset by proceeds from principal payments and sales of investments of $33.9 million and a net increase in assets resulting from operations of $9.4 million.

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

Equity

As of December 31, 2024, the Company had 13,988,959 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of June 30, 2025, the Company had 25,049,292 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$194,650	$194,650	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	200,985	200,985	250,000	116,041	116,041
SMBC Revolving Credit Facility	500,000	196,500	196,500	315,000	72,000	72,000
Total Debt	$950,000	$592,135	$592,135	$765,000	$378,101	$378,101

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”

Distribution Policy

The following table summarizes distributions declared during the six months ended June 30, 2025 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
Total distributions declared			$1.1850	$24,739

The following table summarizes distributions declared during the six months ended June 30, 2024 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
Total distributions declared			$1.1250	$6,303

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the six months ended June 30, 2025 and 2024:

	During the Six Months Ended June 30, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.19	$24,739
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.19	$24,739

	During the Six Months Ended June 30, 2024
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.13	$6,303
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.13	$6,303

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

The following tables summarize the share repurchases completed during the six months ended June 30, 2025 and 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$—	—	0.00%
May 31, 2024	5.00%	June 30, 2024	$—	—	0.00%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2025, the Company had $235.0 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Advanced Aircrew - Revolver	7/26/2030	$643
AEG Vision - Delayed Draw	3/27/2027	965
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	2,574
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,269
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,667
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	144
ATS - Revolver	7/12/2029	1,555
Avalon Bidco Limited - Delayed Draw	4/16/2032	645
Awayday - Delayed Draw	5/6/2032	2,756
Awayday - Revolver	5/6/2032	2,151
Beacon Specialized Living - Delayed Draw	3/25/2028	4,833
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	912
Blackbird Purchaser, Inc. - Revolver	12/19/2029	688
BTX Precision - Delayed Draw	7/25/2030	4,197
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	339
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	3,792
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	3,276
Choreo - Delayed Draw	2/18/2028	3,750
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	$4,738
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
Cube - Delayed Draw	5/20/2031	297
Discovery Senior Living - Delayed Draw	3/18/2030	2,642
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	3,150
Duraco - Revolver	6/6/2029	637
Easy Ice - Delayed Draw	10/30/2030	3,321
Easy Ice - Revolver	10/30/2030	2,101
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
E-Tech Group - Revolver	4/9/2030	702
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber - Delayed Draw	4/3/2032	1,687
Govineer Solutions - Delayed Draw	10/7/2030	6,000
Govineer Solutions - Revolver	10/7/2030	3,000
Hellers - Delayed Draw	9/27/2030	91
Hempz - Revolver	10/25/2029	2,353
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Delayed Draw	5/14/2032	749
Meteor UK Bidco Limited - Revolver	11/14/2031	187
Nafinco - Delayed Draw	8/29/2031	150
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,765
Orion - Delayed Draw	3/19/2027	817
Orion - Delayed Draw	3/19/2027	294
Orion - Revolver	3/19/2027	603

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Owl Acquisition, LLC - Delayed Draw	4/17/2032	$3,330
Owl Acquisition, LLC - Revolver	4/17/2032	6,982
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,313
PlentyMarkets - Revolver	9/13/2031	160
PMA - Revolver	1/31/2031	1,191
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	734
PPT Group - Revolver	2/28/2031	368
PRGX - Delayed Draw	12/20/2030	7,749
Pure Wafer - Delayed Draw	11/12/2030	2,308
Pure Wafer - Revolver	11/12/2030	1,731
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	4,225
Red Nucleus - Revolver	10/17/2031	2,198
RedMed Operations - Delayed Draw	2/28/2031	7,323
RedMed Operations - Revolver	2/28/2031	1,611
RetailNext - Revolver	12/5/2030	1,667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	4,996
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	3,936
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	2,980
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	379
Vessco Water - Delayed Draw	7/24/2031	1,824
Vessco Water - Revolver	7/24/2031	996
Wealth Enhancement Group - Revolver	10/2/2028	293
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,099
Zeus Fire & Security - Delayed Draw	12/11/2030	3,765
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$234,974

(1) Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2) Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2025.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2025, management is not aware of any pending or threatened litigation.

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

Recent Developments

Distribution Declaration

On July 18, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about August 29, 2025 to shareholders of record as of July 31, 2025.

Share Repurchase

On August 1, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of June 30, 2025 that will close on August 29, 2025.

SMBC Revolving Credit Facility Upsize

On July 18, 2025, the Company entered into a commitment increase supplement (the “Third Joinder Agreement”) among the Company, Natixis, New York Branch, as assuming lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent. The Third Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility governed by the credit agreement from $500,000,000 to $575,000,000.

Unsecured Note Offering

On July 29, 2025, the Company priced an offering of $275 million in aggregate principal amount of Senior Unsecured Notes (the “Series 2025 Senior Notes”) to institutional investors (the “Purchasers”) in a private placement. The Series 2025 Senior Notes are comprised of $110 million Tranche A Notes due November 29, 2028 (the “Tranche A Notes”) and $165 million Tranche B Notes due November 29, 2030 (the “Tranche B Notes”). The issuances of the Series 2025 Senior Notes are expected to occur on November 24, 2025 pursuant to a Master Note Purchase Agreement (the “Note Purchase Agreement”) entered into among the Company and the Purchasers on August 14, 2025. The Tranche A Notes will have a fixed interest rate of 5.92% per annum and the Tranche B Notes will have a fixed interest rate of 6.25% per annum. Interest on the Notes will be due and payable semi-annually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the Series 2025 Senior Notes) in the event that, subject to certain exceptions, the Series 2025 Senior Notes cease to have an investment grade rating or the Company’s secured debt ratio exceeds certain levels. The Series 2025 Senior Notes will be general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and minimum asset coverage ratio. The Series 2025 Senior Notes will be offered in reliance on Section 4(a)(2) of the Securities Act.

The Series 2025 Senior Notes will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

Interest Rate Swaps

In connection with the pricing of the Tranche A Notes and the Tranche B Notes, on July 29, 2025, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Tranche A Notes, the Company receives a fixed interest rate of 5.92% per annum and pays a floating interest rate of SOFR + 2.4315% per annum on $110 million of the Tranche A Notes. Under the interest rate swap agreement related to the Tranche B Notes, the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.6875% per annum on $165 million of the Tranche B Notes.

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$194,650	$—	$—	$194,650	$—
JPM Revolving Credit Facility	200,985	—	—	200,985	—
SMBC Revolving Credit Facility	196,500	—	—	196,500	—
Total Debt Obligations	$592,135	$—	$—	$592,135	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$190,060	$—	$—	$190,060	$—
JPM Revolving Credit Facility	116,041	—	—	116,041	—
SMBC Revolving Credit Facility	72,000	—	—	72,000	—
Total Debt Obligations	$378,101	$—	$—	$378,101	$—

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

Assuming that the statement of financial condition as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(10,585)	$(5,920)	$(3,965)
Down 200 Basis Points	(21,151)	(11,820)	(7,931)
Down 300 Basis Points	(31,317)	(17,720)	(11,557)
Up 100 Basis Points	10,585	5,921	3,964
Up 200 Basis Points	21,170	11,843	7,928
Up 300 Basis Points	31,755	17,764	11,892

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 3 to our registration statement on Form N-2 filed on April 30, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and Post-Effective Amendment No. 3 to our registration statement on Form N-2 filed on April 30, 2025.

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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2025 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1

Third Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(4) to the Registration Statement on Form N-2 (File No. 333-261859), filed on April 30, 2024).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-261859), filed on April 30, 2024).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on November 14, 2024).

10.2	Investment Advisory Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

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

10.8

Sub-Administration Servicing Agreement dated May 23, 2025, by and between BCPC Advisors, LP and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on May 29, 2025).

10.9

Fund Accounting Servicing Agreement dated May 23, 2025, by and between BCPC Advisors, LP and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01474), filed on May 29, 2025).

10.10

Escrow Agreement, dated as of December 12, 2022, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.11	Services Agreement (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.12	Form of Multiple Class Plan (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.13	Expense Support and Conditional Reimbursement Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

Exhibit Number	Description of Document
10.14

Subscription Agreement for Seed Capital, dated as of July 12, 2022, by and between the Company and BCSF Advisors, LP (incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.15

Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-K (File No. 814-01474) filed on March 27, 2024).

10.16

Revolving Credit Agreement, dated as of November 29, 2023, by and among the Company as Equity Holder, BCPC I, LLC as Borrower, with Goldman Sachs Bank USA, as Syndication Agent and Administrative Agent, and Computershare Trust
Company, N.A., as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to
Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 814-01474) filed on March 27, 2024).

10.17

New Commitment Request, dated March 22, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on March 27, 2024).

10.18

Increasing Lender/Joinder Lender Agreement, dated as of May 24, 2024, pursuant to Section 2.08(e) of the Revolving Credit
Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking
Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on August 14, 2024).

10.19

New Commitment Request dated October 30, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on November 5, 2024).

10.20

Loan and Security Agreement, dated August 21, 2024 by and among the Company, as Servicer and as Parent, BCPC
II-J,LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Deutsche Bank National
Trust Company, as Collateral Administrator, Collateral Agent and Securities Intermediary (incorporated by reference to
Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on November 14, 2024).

10.21

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

10.22

Second Amendment to Senior Secured Revolving Credit Agreement, dated December 18, 2024 by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on December 23, 2024).

10.23

First Amendment to Senior Secured Revolving Credit Agreement, dated as of December 29, 2023, among the
Company as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 814-01474) filed on March 14, 2025).

10.24

Amended and Restated limited liability company agreement between the Company and an entity advised by
Amberstone Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K
(File No. 814-01474) filed on March 14, 2025).

10.25*

Commitment Increase Supplement, dated as of May 19, 2025, between the Company, the Bank of Nova Scotia, as assuming lender and issuing bank, U.S. Bank National Association, as assuming lender, Wells Fargo Bank, National Association, as increasing lender, swingline lender and issuing bank, Synovus Bank, as assuming lender and issuing bank, JPMorgan Chase
Bank, N.A., as swingline lender and issuing bank, Goldman Sachs Bank USA, as swingline lender and issuing bank, and
Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent.

Exhibit Number	Description of Document

10.26*

Commitment Increase Supplement, dated as of July 18, 2025, between the Company, Natixis, New York Branch, as assuming lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent.

14

Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

24	Powers of Attorney (incorporated by reference to Exhibit 24 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on May 15, 2025).

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

Bain Capital Private Credit

Date: August 14, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 14, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer