Form 10-Q
period 2025-09-30
Bain Capital Private Credit
filed 2025-11-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 14, 2025 were 0, 0 and 32,999,871 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investment (amortized cost of $1,326,161 and $712,111, respectively)	$1,338,897	$712,198
Non-controlled affiliate investment (amortized cost of $5,900 and $4,800, respectively)	7,054	5,101
Controlled affiliate investment (amortized cost of $21,125 and $0, respectively)	21,418	—
Cash and cash equivalents	38,270	15,441
Foreign cash (cost of $3,146 and $1,006, respectively)	3,196	898
Collateral on forward currency exchange contracts	4,002	833
Restricted cash and cash equivalents	50	50
Interest rate swap	1,297	—
Deferred financing costs (net of accumulated amortization of $1,995 and $718, respectively)	7,618	7,375
Interest receivable on investments	11,916	6,459
Dividend receivable on investments	645	—
Unrealized appreciation on forward currency exchange contracts	—	1,492
Receivable for investments sold	28,034	510
Prepaid insurance	268	309
Prepaid financing costs	16	75
Other receivables	—	1,786
Total Assets	$1,462,681	$752,527

Liabilities
Debt	$671,033	$378,101
Distributions payable	6,401	6,006
Interest expense payable	7,489	3,976
Incentive fee payable on income	3,117	1,585
Accrued capital gains incentive fee	1,505	-
Repurchase of Common Shares payable	5	1,537
Base management fee payable	2,577	1,316
Accrued expenses and other liabilities	1,595	1,171
Unrealized depreciation on forward currency exchange contracts	3,133	—
Payable for investments purchased	3,579	401
Total Liabilities	$700,434	$394,093

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (29,429,825 and 13,988,959 shares issued and outstanding, respectively)	294	140
Paid-in-capital in excess of par value	748,807	352,342
Accumulated distributable earnings	13,146	5,952
Total Net Assets	762,247	358,434
Total Liabilities and Total Net Assets	$1,462,681	$752,527

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Net Asset Value Per Share
Class I Shares:
Net assets	$762,247	$358,434
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	29,429,825	13,988,959
Net asset value per share	$25.90	$25.62

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$29,901	$12,330	$72,927	$29,025
Dividend income	300	949	914	949
PIK income	3,422	143	6,612	171
Other income	1,964	1,908	6,508	3,577
Total interest income from non-controlled/non-affiliate investments	35,587	15,330	86,961	33,722

Investment income from non-controlled/affiliate investments:
Dividend income	75	—	225	—
Total interest income from non-controlled/affiliate investments:	75	—	225	—

Investment income from controlled affiliate investments:
Interest from investments	405	—	741	—
Dividend income	367	—	411	—
Total interest income from controlled affiliate investments:	772	—	1,152	—
Total investment income	36,434	15,330	88,338	33,722

Expenses
Interest and debt financing expenses	$11,218	$4,307	$26,853	$10,714
Incentive fee on income	3,122	1,366	7,569	2,886
Incentive fee on capital gains	1,505	—	1,505	—
Professional fees and operating expenses	412	1,106	1,024	2,186
Base management fee	2,578	872	6,271	2,034
Amortization of deferred offering costs	—	353	—	1,051
Trustee fees	114	108	337	324
Organization costs	—	—	—	219
Other general and administrative expenses	1,045	—	2,732	—
Total Expenses Before Fee Waivers	19,994	8,112	46,291	19,414
Expense recoupment (support)	157	(595)	347	(2,154)
Total Expenses, Net of Fee Waivers	20,151	7,517	46,638	17,260
Net Investment Income Before Taxes	16,283	7,813	41,700	16,462
Income taxes, including excise taxes	130	69	343	115
Net Investment Income	16,153	7,744	41,357	16,347

Net Realized and Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(14)	(30)	(429)	111
Net realized gain on foreign currency transactions	68	87	570	60
Net realized loss on foreign currency of debt	(2)	(252)	(2)	(264)
Net realized gain (loss) on forward currency exchange contracts	(289)	(39)	457	2
Net change in unrealized appreciation on foreign currency translation	(91)	—	157	(9)
Net change in unrealized appreciation on foreign currency translation on debt	526	(1,433)	(2,917)	(1,104)
Net change in unrealized appreciation on forward currency exchange contracts	698	(459)	(4,625)	(112)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	4,050	1,798	12,649	1,788
Net change in unrealized appreciation on non-controlled/affiliate investments	212	—	853	—
Net change in unrealized appreciation on controlled affiliate investments	29	—	293	—
Total Net Gains (Losses)	5,187	(328)	7,006	472

Net Increase in Net Assets Resulting from Operations	$21,340	$7,416	$48,363	$16,819

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operations
Net investment income	$16,153	$7,744	$41,357	$16,347
Net realized gains (loss)	(237)	(234)	596	(91)
Net change in unrealized appreciation	5,424	(94)	6,410	563
Net Increase in Net Assets Resulting from Operations	$21,340	$7,416	$48,363	$16,819

Distributions to Shareholders
Class I	(16,430)	(5,691)	(41,169)	(11,994)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(16,430)	$(5,691)	$(41,169)	$(11,994)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$112,002	$98,686	$393,788	$147,686
Repurchase of Common Shares	(5)	—	(1,698)	—
Distributions reinvested	840	942	4,529	1,938
Net Increase from Capital Share Transactions	$112,837	$99,628	$396,619	$149,624

Net Assets
Total increase in net assets during the period	117,747	101,353	403,813	154,449
Net Assets, beginning of period	644,500	163,366	358,434	110,270
Net Assets at End of Period	$762,247	$264,719	$762,247	$264,719

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$48,363	$16,819
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(919,685)	(391,148)
Proceeds from principal payments and sales of investments	268,399	73,157
Increase in investments due to PIK	(7,542)	(271)
Accretion of discounts and amortization of premiums	(2,222)	(1,290)
Amortization of deferred financing costs and debt issuance costs	1,277	428
Amortization of deferred offering costs	—	1,051
Net realized (gain) loss from investments	429	(111)
Net realized (gain) loss on foreign currency transactions	(570)	(60)
Net realized loss on foreign currency of debt	2	264
Net change in unrealized appreciation on investments	(13,795)	(1,788)
Net change in unrealized appreciation on foreign currency translation	(157)	9
Net change in unrealized appreciation on foreign currency translation on debt	2,917	1,104
Net change in unrealized appreciation on forward currency exchange contracts	4,625	112
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(3,169)	(766)
Interest receivable on investments	(5,457)	(1,467)
Dividend receivable	(645)	(852)
Interest rate swap	(7)	—
Prepaid insurance	41	(397)
Prepaid financing costs	59	—
Other receivables	1,786	—
Due to affiliate	—	(5,420)
Interest expense payable	3,513	1,706
Incentive fee payable on income	1,532	1,218
Accrued capital gains incentive fee	1,505	—
Accrued expenses and other liabilities	424	691
Base management fee payable	1,261	740
Net Cash Used in Operating Activities	(617,116)	(306,271)

Cash Flows From Financing Activities
Borrowings on debt	668,131	332,189
Repayments of debt	(379,408)	(172,733)
Payments of financing costs	(1,520)	(2,010)
Payments of offering costs	—	(71)
Repurchase of Common Shares	(3,230)	—
Proceeds from issuance of Common Shares	393,788	147,686
Shareholder distributions paid	(36,245)	(10,284)
Net Cash Provided by Financing Activities	641,516	294,777
Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	24,400	(11,494)
Effect of foreign currency exchange rates	727	51
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	16,389	19,294
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$41,516	$7,851

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$22,056	$8,580
Cash paid for excise taxes during the period	155	—
Reinvestment of dividends during the period	4,529	1,938

Cash	$38,270	$7,394
Restricted cash	50	50
Foreign cash	3,196	407
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$41,516	$7,851

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029		$—	—	—
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	7/12/2029		$11,904	11,793	11,904
BTX Precision (10)(12)(17)	Equity Interest	—	—	—	—		1	1,253	1,832
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	7/25/2030		$7,599	7,554	7,599
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030		$—	(16)	—
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.96%	7/25/2030		$1,931	1,912	1,931
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	7/25/2030		$3,668	3,643	3,668
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	9.06%	7/25/2030		$2,020	2,005	2,020
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	7/23/2030		$27,104	26,974	26,968
Heads Up Technologies, Inc. (17)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	12.25%	7/23/2031		$18,843	18,752	18,749
Heads Up Technologies, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030		$—	(16)	(17)
Novaria (21)	First Lien Senior Secured Loan	SOFR	3.25%	7.41%	6/6/2031		$2,978	2,981	2,986
Saturn Purchaser Corp. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030		$—	(5)	—
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030		$8,129	8,019	8,129
Solairus (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030		$—	(9)	—
Aerospace & Defense Total								$84,840	$85,769	11.2%

Automotive
Caliber (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.66%	1/30/2031		$2,892	2,892	2,885
Chilton (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	2/5/2031		$1,029	1,022	1,021
Chilton (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(23)	(77)
Chilton (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.82%	2/5/2031		$707	681	678
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	9.26%	11/1/2028		$9,725	9,664	9,725
JHCC Holdings, LLC (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.25%	9/9/2027		$9,431	9,429	9,431
Automotive Total								$23,665	$23,663	3.0%
Beverage, Food & Tobacco
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.51%	3/31/2029		$11,042	10,902	11,042
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.51%	3/31/2028		$1,966	1,944	1,966
BCC Trillium Foods Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		2	1,740	1,983
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		803	803	878
Hellers (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(2)	(1)
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	93	57	53
Hellers (6)(15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88% PIK)	8.35%	9/27/2030	NZ$	1,087	658	624
SauceCo HoldCo, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.75%	5/13/2030		$1,799	1,771	1,709
SauceCo HoldCo, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.75%	5/13/2030		$48,963	47,438	48,229
Spindrift (10)(12)(17)	Equity Interest	—	—	—	—		1	500	526
Spindrift (15)(17)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,521	1,482	1,506
Beverage, Food & Tobacco Total								$67,293	$68,515	9.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AeriTek Global CAD Acquisition Inc. (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.70%	8/27/2030	$473	453	452
AeriTek Global CAD Acquisition Inc. (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.70%	8/27/2030	$12,503	12,319	12,315
Alliance Laundry (21)	First Lien Senior Secured Loan	SOFR	2.25%	6.39%	8/19/2031	$2,805	2,808	2,805
Engineered Products Co., LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/12/2031	$—	(10)	(10)
Engineered Products Co., LLC (17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.81%	8/12/2031	$4,778	4,731	4,730
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.26%	9.42%	7/6/2028	$8,392	8,291	8,392
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.25%	2/10/2032	€901	933	1,059
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.25%	2/10/2032	€279	288	328
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	2/10/2032	$364	361	360
Goodfellow (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.22%	2/10/2032	£265	341	353
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.48%	2/28/2031	£33	43	45
PPT Group (5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2031	£—	(2)	—
PPT Group (6)(10)(12)(17)	Equity Interest	—	—	—	—	57	57	58
PPT Group (6)(8)(17)(21)	First Lien Senior Secured Loan	SONIA	5.50%	9.53%	2/28/2031	£931	1,163	1,253
Capital Equipment Total							$31,776	$32,140	4.2%

Chemicals, Plastics & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	6/6/2029	$6,197	6,125	5,949
Duraco (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2029	$—	(10)	(25)
Plaskolite PPC Intermediate II LLC (8)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	12.22%	5/9/2030	$19,294	18,943	18,908
Plaskolite PPC Intermediate II LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.22%	2/7/2030	$152	127	124
Solenis (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.00%	6/20/2031	$3,970	3,952	3,936
V Global Holdings LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.14%	12/22/2027	$11,616	11,537	11,151
Chemicals, Plastics & Rubber Total							$40,674	$40,043	5.3%

Construction & Building
AGS American Glass Services Acquisition, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	7/24/2031	$7,644	7,607	7,606
AGS American Glass Services Acquisition, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.64%	7/24/2031	$229	219	218
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(5)	(5)
AGS American Services Investments, L.P. (10)(12)(17)	Equity Interest	—	—	—	—	15	1,486	1,486
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$8,518	8,205	8,305
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$849	812	828
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$421	405	400
G702 Buyer, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(22)	(23)
G702 Buyer, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	7/2/2031	$7,822	7,710	7,705
Quikrete Holdings (21)	First Lien Senior Secured Loan	SOFR	2.25%	6.41%	1/30/2032	$1,990	1,985	1,991
Zeus Fire & Security (4)(5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/11/2030	$—	—	(114)
Zeus Fire & Security (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(8)	(9)
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.22%	12/11/2030	$2,764	2,764	2,733
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	12/11/2030	$10,409	10,341	10,331
Construction & Building Total							$41,499	$41,452	5.4%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(4)	(9)
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(26)	(28)
New Milani Group LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	6/26/2031	$18,940	18,759	18,751
Consumer Goods: Durable Total							$18,729	$18,714	2.5%

Consumer Goods: Non-Durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	11.06%	1/24/2028	$4,004	3,981	3,964
Hempz (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(17)	(12)
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	10/25/2029	$11,040	10,962	10,985
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.96%	2/21/2031	$10,835	10,710	10,835
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(43)	—
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/16/2031	$21,706	21,401	21,381
Summer Fridays, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(36)	(39)
WU Holdco, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	4/15/2032	$17,707	17,625	17,619
WU Holdco, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(12)	(27)
WU Holdco, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/15/2032	$—	(5)	(5)
Consumer Goods: Non-Durable Total							$64,566	$64,701	8.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	10.57%	12/29/2027	$11,849	11,569	11,849
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.28%	12/29/2027	$289	274	289
Five Star (14)	First Lien Senior Secured Loan	SOFR	4.25%	8.32%	5/5/2029	$1,985	1,963	1,988
Novolex (14)	First Lien Senior Secured Loan	SOFR	3.18%	7.34%	4/13/2029	$4,000	3,989	3,999
Precision Concepts Parent Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/2/2032	$—	(16)	(16)
Precision Concepts Canada Corporation (6)(8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.95%	8/2/2032	$1,868	1,849	1,849
Precision Concepts Parent Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.95%	8/2/2032	$4,279	4,237	4,236
Precision Concepts Parent Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/2/2032	$—	(15)	(15)
Technimark (14)	First Lien Senior Secured Loan	SOFR	3.25%	7.39%	4/14/2031	$2,977	2,971	2,983
Containers, Packaging & Glass Total							$26,821	$27,162	3.6%

Environmental Industries
Meteor UK Bidco Limited (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.97%	5/14/2032	£273	365	366
Meteor UK Bidco Limited (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	—	—
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan	SONIA	5.00%	8.97%	5/14/2032	£911	1,214	1,217
Reconomy (6)(13)(17)(21)(29)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.50%	7/12/2029	£2,499	3,165	3,230
Reconomy (6)(13)(17)(21)(30)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.25%	7/12/2029	£2,499	3,111	3,344
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.47%	7/12/2029	£2,324	2,931	3,128
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.25%	7/12/2029	€937	1,022	1,102
Environmental Industries Total							$11,808	$12,387	1.6%

FIRE: Finance
Allworth Financial Group, L.P. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	12/23/2027	$1,555	1,542	1,555
Allworth Financial Group, L.P. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(1)	—
Avalon Bidco Limited (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/16/2032	£—	(4)	(4)
Avalon Bidco Limited (6)(13)(17)(18)	First Lien Senior Secured Loan	SONIA	6.25%	10.32%	4/16/2032	£1,376	1,800	1,829
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	2/18/2028	$1,231	1,231	1,231
Choreo (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.16%	2/18/2028	$60	60	60

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
DRW (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.50%	6/26/2031		$4,950	4,957	4,945
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.15%	3/18/2030		$3,925	3,910	3,935
Jane Street (21)	First Lien Senior Secured Loan	SOFR	2.00%	6.20%	12/15/2031		$4,961	4,908	4,931
Kestra (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.16%	3/21/2031		$2,978	2,972	2,983
Lagerbox (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.53%	12/20/2028		€750	779	882
PMA (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031		$—	(22)	(7)
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	1/31/2031		$17,391	17,186	17,391
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	—	151
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	—	527
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		35	3,524	3,526
Tartan Bidco Pty. Ltd. (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2027	AUD	—	(8)	(6)
Tartan Bidco Pty. Ltd. (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.25%	8.86%	12/31/2027	AUD	3,173	2,033	2,069
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/2/2028		$—	(18)	—
Wealth Enhancement Group (WEG) (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.79%	10/2/2028		$4,705	4,704	4,705
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028		$—	(3)	—
FIRE: Finance Total								$49,550	$50,703	6.7%

FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	7.16%	11/6/2030		$4,929	4,908	4,927
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	8.26%	8/19/2028		$3,949	3,935	3,962
Broadstreet Partners, Inc. (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.91%	6/13/2031		$2,978	2,970	2,985
Simplicity (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.00%	12/31/2031		$1,500	1,477	1,500
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031		$—	(23)	—
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	12/31/2031		$15,605	15,465	15,605
FIRE: Insurance Total								$28,732	$28,979	3.8%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	8/20/2030		$10,306	10,256	10,254
Accident Care Alliance Holdco LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2030		$—	(5)	(5)
Accident Care Alliance Holdco LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2030		$—	(20)	(21)
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	9.81%	3/27/2027		$1,787	1,502	1,787
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.90%	3/27/2027		$2,484	2,484	2,484
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.90%	3/27/2027		$4,986	4,939	4,986
AEG Vision (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.90%	3/27/2027		$9,850	9,811	9,850
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027		$2,477	2,464	2,477
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032		$—	(18)	(19)
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032		$—	(25)	(13)
AOM Infusion (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	3/19/2032		$10,750	10,651	10,696
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.98%	5/31/2028		$13,407	13,350	13,206
Beacon Specialized Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.50%	3/25/2028		$1,131	1,087	1,131
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028		$—	—	—
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	3/25/2028		$4,272	4,241	4,272
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030		$5,558	5,503	5,488
CRH Healthcare Purchaser, Inc. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.27%	9/17/2031		$34,444	34,273	34,272
CRH Healthcare Purchaser, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031		$—	(20)	(21)
CRH Healthcare Purchaser, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031		$—	(16)	(16)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—	1,127	1,127	1,200
EHE Health (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	8/7/2030	$13,294	13,185	13,294
Masco (6)(15)(17)(21)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,331	5,724	6,205
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.29%	8/29/2031	€264	276	308
Nafinco (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€19	19	22
Nafinco (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.29%	8/29/2031	€1,464	1,591	1,713
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—	7	698	743
Odyssey Behavioral Health (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(37)	—
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.46%	5/21/2031	$10,541	10,427	10,541
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.70%	2/28/2029	$9,692	9,610	9,692
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(18)	—
Psychiatric Medical Care LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032	$—	(48)	(50)
Psychiatric Medical Care LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.74%	7/1/2032	$14,350	14,177	14,171
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	8.81%	10/17/2031	$464	434	464
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.97%	10/17/2031	$421	399	421
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$6,546	6,475	6,546
RedMed Operations (Collage Rehabilitation) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(8)	—
RedMed Operations (Collage Rehabilitation) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.16%	2/28/2031	$1,318	1,305	1,318
RedMed Operations (Collage Rehabilitation) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	2/28/2031	$15,483	15,413	15,483
Soliant (21)	First Lien Senior Secured Loan	SOFR	3.75%	7.79%	7/18/2031	$1,917	1,926	1,822
USME Holdco LLC (15)(17)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031	$15,703	15,582	15,546
WellSky (21)	First Lien Senior Secured Loan	SOFR	2.86%	7.03%	3/10/2028	$1,990	1,990	1,993
Healthcare & Pharmaceuticals Total							$200,704	$202,240	26.5%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	9.22%	6/28/2029	£6,481	8,096	8,723
Appriss (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(22)	—
Appriss (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.12%	3/10/2031	$423	380	423
Appriss (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.07%	3/10/2031	$21,330	21,185	21,330
Chartbeat (10)(12)(17)	Warrants	—	—	—	—	2	—	237
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$5,842	5,755	5,842
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$13,101	12,940	13,101
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(18)	—
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(26)	—
Govineer Solutions (fka Black Mountain) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	10/7/2030	$15,772	15,673	15,772
HG Insights, Inc. (10)(12)(17)	Equity Interest	—	—	—	—	1,625	2,502	2,502
HG Insights, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.64%	6/16/2031	$34,365	33,711	33,678
LogRhythm (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(12)	(14)
LogRhythm (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.66%	7/2/2029	$4,546	4,443	4,409
New Gen Holding (6)(8)(15)(17)(21)	First Lien Senior Secured Loan	EURIBOR	3.25% (3.00% PIK)	8.37%	5/28/2031	€5,716	6,410	6,720
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	2,093
PayRange (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(7)	—
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	10/31/2030	$2,108	2,091	2,108
PlentyMarkets (6)(17)(21)	First Lien Senior Secured Loan - Revolver	Euribor	6.50%	8.53%	9/13/2031	€133	155	155
PlentyMarkets (6)(13)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.25% (3.70% PIK)	8.89%	4/2/2032	€1,377	1,484	1,607
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.16%	8/31/2028	$2,942	2,935	2,958
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	11.15%	12/5/2030	$7,975	7,906	7,895
RetailNext (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.00%	12/5/2030	$333	319	317
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	5,229
SensorTower (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(5)	—
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.52%	3/15/2029	$4,956	4,905	4,956
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	5/14/2029	$3,934	3,908	3,934
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.88%	5/14/2029	$1,464	1,455	1,464
Utimaco (6)(8)(17)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.79%	5/14/2029	€5,551	6,054	6,527
High Tech Industries Total							$144,367	$151,966	19.9%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/6/2032	$21,471	21,272	21,256
Awayday (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032	$—	(33)	(32)
Awayday (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032	$—	(13)	(25)
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	816
City BBQ (4)(5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	(35)
City BBQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(18)	(13)
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.53%	9/4/2030	$7,506	7,452	7,468
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.50%	3/31/2031	$8,695	8,576	8,695
Concert Golf Partners Holdco LLC (13)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.50%	3/31/2031	$988	974	988
Concert Golf Partners Holdco LLC (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.50%	4/1/2031	$4,493	4,451	4,493
Le Berger SA (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.75%	2/21/2028	€500	522	588
Pollo Tropical (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(7)	—
Pollo Tropical (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.56%	10/23/2029	$6,405	6,340	6,405
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	1/19/2028	$9,750	9,588	9,750
Scientific Games Lottery (14)	First Lien Senior Secured Loan	SOFR	3.00%	7.29%	4/4/2029	$4,967	4,964	4,932
Hotel, Gaming & Leisure Total							$64,802	$65,286	8.6%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$—	(3)	(9)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031	$—	(1)	(2)
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$883	879	869
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$635	621	626
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	10.47%	6/29/2029	£1,134	1,414	1,304
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.83%	9/2/2029	£3,750	4,375	4,135
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.47%	6/29/2029	£8,100	10,220	10,329
Media: Advertising, Printing & Publishing Total							$17,505	$17,252	2.3%

Metals & Mining
Elevation NewCo Intermediate, LLC (10)(12)(17)	Equity Interest	—	—	—	—	328	—	—
Elevation NewCo, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031	$—	—	—
Elevation NewCo, LLC (17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	8/1/2031	$7,031	6,963	6,961
Elevation NewCo, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031	$—	(16)	(16)
Metals & Mining Total							$6,947	$6,945	0.9%

Retail
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	10
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€4,258	4,614	5,006
Retail Total							$4,624	$5,016	0.7%

Services: Business
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	591
Advanced Aircrew (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	—
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.66%	7/26/2030	$4,667	4,629	4,667
Allbridge (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	6/5/2030	$4,938	4,909	4,938
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	—	—
AMI (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031	$—	(15)	—
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$10,584	10,515	10,584

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Cube (5)(6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.44% PIK	11.44%	5/20/2031	$114	111	112
Cube (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.19%	11.49%	5/20/2031	$100	102	101
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.44% PIK)	11.45%	5/20/2031	$9,226	9,226	9,226
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	14.10%	5/22/2032	£2,040	2,798	2,746
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	3/18/2030	$4,925	4,881	4,925
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.66%	3/18/2030	$823	819	823
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.66%	3/18/2030	$1,897	1,881	1,897
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(6)	—
DSN (Dealer Services Network) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.49%	2/9/2027	$4,963	4,935	4,963
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	1,665	571	1,375
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	—	—
DTIQ (5)(17)(23)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.67%	9/30/2029	$210	210	163
DTIQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(25)	(63)
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.66%	9/30/2029	$21,064	20,769	20,748
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.40%	10/30/2030	$989	963	989
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.71%	10/30/2030	$168	141	168
Easy Ice (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.71%	10/30/2030	$11,589	11,442	11,589
Electronic Merchant Systems (10)(12)(17)	Equity Interest	—	—	—	—	72	766	1,177
Electronic Merchant Systems (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.92%	8/1/2030	$9,166	9,036	9,166
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.25%	7.41%	6/17/2031	$1,975	1,957	1,975
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	4/9/2030	$3,476	3,449	3,432
E-Tech Group (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(6)	(9)
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(7)	(17)
Fiduciaire Jean-Marc Faber (FJMF) (6)(8)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€3,566	3,902	4,151
Grant Thornton (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.66%	6/2/2031	$2,978	2,974	2,963
Hollywood LP (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—	4,533	5,884	5,979
LEP CP Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—	714	948	961
Orion (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027	$—	(1)	—
Orion (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.26%	3/19/2027	$316	315	316
Orion (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.43%	3/19/2027	$717	713	717
Orion (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.26%	3/19/2027	$151	146	151
Orion (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.26%	3/19/2027	$7,426	7,375	7,426
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	4/30/2031	$3,970	3,970	3,964
PRGX (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030	$—	(35)	(77)
PRGX (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.49%	12/20/2030	$12,249	12,140	12,127
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,578
Pure Wafer (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.51%	11/12/2030	$1,039	1,029	1,039
Pure Wafer (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030	$—	(20)	—
Pure Wafer (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.51%	11/12/2030	$7,798	7,732	7,798
R1 RCM Inc. (21)	First Lien Senior Secured Loan	SOFR	3.00%	7.16%	11/19/2031	$2,786	2,769	2,788
R1 RCM Inc. (5)(9)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/19/2031	$—	(1)	—
Rydoo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.75%	9/26/2031	€2,802	3,199	3,278
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	352	412	450
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	821	962	1,042
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	8.75%	9/12/2031	€778	861	910
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	892	967	1,258
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.53%	2/22/2031	€3,600	3,868	4,233
Services: Business Total							$156,144	$159,318	20.9%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
CorePower Yoga, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	4/30/2031	$35,987	35,820	35,987
CorePower Yoga, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(3)	—
CorePower Yoga, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(12)	—
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.75%	12.75%	6/21/2029	$1,716	1,689	1,673
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	13.00%	6/21/2029	$182	183	171
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	12.82%	6/21/2029	$216	212	210
Owl Acquisition, LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	4/17/2032	$25,237	25,149	25,142
Owl Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/17/2032	$—	(25)	(27)
Owl Acquisition, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	4/17/2032	$608	602	596
Spotless Brands (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2028	$—	(35)	—
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	7/25/2028	$8,476	8,441	8,476
Vasa Fitness Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.67%	8/15/2030	$21,221	20,965	20,955
Vasa Fitness, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(13)	(13)
Vasa Fitness, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.50%	8/15/2030	$398	349	347
WhiteWater Express (15)(17)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$16,086	15,966	16,086
Services: Consumer Total							$109,288	$109,603	14.4%

Telecommunications
Allo Holdco Borrower LLC (15)(17)	Subordinated Debt	—	7.50% (8.00% PIK)	15.50%	4/16/2032	$14,880	14,676	14,657
Altafiber (fka Cincinnati Bell) (14)	First Lien Senior Secured Loan	SOFR	2.25%	6.41%	11/22/2028	$1,980	1,980	1,985
Substantial Holdco Limited (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/20/2030	£—	—	—
Telecommunications Total							$16,656	$16,642	2.2%

Transportation: Cargo
Gulf Winds International (13)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	11.16%	12/16/2028	$9,750	9,565	9,262
ICAT Logistics, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	10.42%	3/1/2029	$11,209	11,041	11,041
ICAT Logistics, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/1/2029	$—	(49)	(49)
ICAT Logistics, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029	$—	(15)	(15)
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	10.56%	12/29/2028	$7,780	7,631	7,780
Transportation: Cargo Total							$28,173	$28,019	3.7%

Utilities: Electric
KAMC Holdings, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	8/1/2031	$32,926	32,566	32,556
KAMC Holdings, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.45%	8/1/2031	$986	944	943
Utilities: Electric Total							$33,510	$33,499	4.4%

Utilities: Water
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.81%	7/24/2031	$1,625	1,612	1,625
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(8)	—
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	7/24/2031	$7,019	6,961	7,019
Utilities: Water Total							$8,565	$8,644	1.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (8)(12)(15)(17)(19)(27)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.92%	7/6/2028		$15,398	14,177	9,239
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	12/19/2030		$3,080	3,080	3,080
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.50%	12/19/2030		$1,206	1,206	1,206
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.50%	12/19/2029		$963	963	963
Chex Finer Foods, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	10.13%	6/6/2031		$7,314	7,271	7,314
Chex Finer Foods, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(26)	—
Chex Finer Foods, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(18)	—
Fifty AU Bidco Pty Ltd (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	BBSY	5.00%	8.74%	8/1/2031	AUD	3,237	2,086	2,132
Fifty U.S. Bidco Inc (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(5)	(5)
Fifty U.S. Bidco Inc (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.30%	8/1/2031		$436	414	414
Fifty U.S. Bidco Inc (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	8/1/2031		$6,225	6,194	6,194
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	12/28/2029		$9,751	9,581	9,702
Wholesale Total								$44,923	$40,239	5.3%
Non-Controlled/Non-Affiliate Investments Total								$1,326,161	$1,338,897	175.7%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—		—	100	139
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—		—	—	—
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(17)	Preferred Equity	—	—	—	—		7	5,800	6,915
FIRE: Finance Total								$5,900	$7,054	0.9%
Non-Controlled/Affiliate Investments Total								$5,900	$7,054	0.9%

Controlled Affiliate Investments
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Equity Interest Investment Vehicles	—	—	—	—		2,250	3,875	4,073
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Preferred Equity Interest Investment Vehicles	—	—	—	—		10	10	105
Bain Capital Senior Loan Program II, LLC (6)(7)(17)(21)(28)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/24/2036		$17,240	17,240	17,240
Investment Vehicles Total								$21,125	$21,418	2.8%
Controlled Affiliate Investments Total								$21,125	$21,418	2.8%
Investments Total								$1,353,186	$1,367,369	179.4%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents	—	—	4.04%	—		$22,886	22,886	22,886
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	4.02%	—		$6,814	6,814	6,814
Cash Equivalents Total								$29,700	$29,700	3.9%
Investments and Cash Equivalents Total								$1,382,886	$1,397,069	183.3%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	Tranche A Notes	5.92%	SOFR + 2.43%	BNP Paribas	11/29/2028	$110,000	$-	$375
Interest Rate Swap	Tranche B Notes	6.25%	SOFR + 2.69%	BNP Paribas	11/29/2030	$165,000	$-	$922
								$1,297

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation/Depreciation(8)
US DOLLARS 325	EURO 000	Bank of New York Mellon	10/8/2025	$(325)
US DOLLARS 11,813	EURO 11,322	Bank of New York Mellon	1/9/2026	(1,566)
US DOLLARS 3,608	EURO 3,290	Bank of New York Mellon	3/30/2026	(294)
US DOLLARS 1,390	POUND STERLING 1,080	Bank of New York Mellon	3/30/2026	(63)
US DOLLARS 6,402	POUND STERLING 4,930	Bank of New York Mellon	4/16/2026	(230)
US DOLLARS 1,157	POUND STERLING 870	BNP Paribas	5/18/2026	(14)
US DOLLARS 6,486	EURO 5,670	BNP Paribas	5/21/2026	(254)
US DOLLARS 449	NEW ZEALAND DOLLAR 780	Bank of New York Mellon	6/15/2026	(8)
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,770	BNP Paribas	6/25/2026	(51)
US DOLLARS 2,735	POUND STERLING 2,020	BNP Paribas	6/25/2026	19
US DOLLARS 4,548	EURO 3,885	BNP Paribas	7/31/2026	(84)
US DOLLARS 883	AUSTRALIAN DOLLARS 1,350	Bank of New York Mellon	7/31/2026	(13)
US DOLLARS 6,746	EURO 5,680	Bank of New York Mellon	8/10/2026	(30)
US DOLLARS 233	AUSTRALIAN DOLLARS 350	Bank of New York Mellon	9/16/2026	-
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	(66)
US DOLLARS 6,639	EURO 5,560	Bank of New York Mellon	10/2/2026	(8)
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(146)
				$(3,133)

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at September 30, 2025. Certain investments are subject to a EURIBOR, SOFR, SONIA, BKBM or BBSY interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars.

3. Percentages are based on the Company’s net assets of $762,247 as of September 30, 2025.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets totaled 10.6% of the Company’s total assets.

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

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $49,440 or 6.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
Bain Capital Senior Loan Program II, LLC	3/24/2025
BCC Trillium Foods Investments 2, LP	5/13/2025
BCPC Project Aberdeen, LLC.	7/3/2024
BTX Precision	7/25/2024
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTIQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Galeria	8/1/2024
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
PPT Group	2/28/2025
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Spindrift	2/19/2025

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

27. Loan was on non-accrual status as of September 30, 2025.

28. As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

29. GBP 602 and EUR 34 of the total par amount for this security is at SONIA + 6.42% and EUIBOR + 6.25%, respectively.

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2025, the Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended September 30, 2025 and 2024, the Company recorded $0.7 million and $0.9, of dividend income, respectively, of which, $0.3 million, and $0.9 million, relate to PIK dividends, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $1.6 million and $0.9, of dividend income, respectively, of which, $0.9 million, and $0.9 million, relate to PIK dividends, respectively. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there was one and zero loans on non-accrual, respectively.

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

Subscriptions Received in Advance

Subscriptions received in advance represent amounts paid by members for an ownership into the Company which have not yet been included in members' capital as of September 30, 2025. The amounts paid represent cash on the Company's Statements of Assets and Liabilities.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the Consolidated Statements of Operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the Consolidated Schedules of Investments.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt" and "Note 7. Derivatives” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the Consolidated Financial Statements. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through September 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2025, the tax years that remain subject to examination are from 2021 (commencement of operations) forward.

For the three months ended September 30, 2025 and 2024, tax expense was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, tax expense was $0.3 million and $0.1 million, respectively.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through November 14, 2025, the issuance date of the Consolidated Financial Statements, and noted no recent accounting pronouncements will have a material impact in the Consolidated Financial Statements of the Company except for what is noted below:

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,200,646	88.8%	$1,203,456	88.0%
Second Lien Senior Secured Loan	18,752	1.4	18,749	1.4
Subordinated Debt	77,685	5.7	78,484	5.7
Preferred Equity	16,899	1.2	18,277	1.3
Equity Interest	18,079	1.3	26,070	1.9
Warrants	—	—	915	0.1
Subordinated Notes in Investment Vehicles (1)	17,240	1.3	17,240	1.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	105	0.0
Equity Interests in Investment Vehicles (1)	3,875	0.3	4,073	0.3
Total	$1,353,186	100.0%	$1,367,369	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$1,225,118	90.5%	$1,234,668	90.4%
United Kingdom	51,569	3.8	52,647	3.9
Canada	15,569	1.2	15,577	1.1
Germany	13,056	1.0	13,687	1.0
Luxembourg	10,559	0.8	11,388	0.8
France	6,410	0.5	6,720	0.5
Belgium	5,956	0.4	6,268	0.5
Italy	5,724	0.4	6,205	0.5
Jersey	5,884	0.4	5,979	0.4
Ireland	4,835	0.4	5,491	0.4
Australia	4,111	0.3	4,195	0.3
Netherlands	1,886	0.1	2,043	0.1
Guernsey	1,796	0.1	1,825	0.1
New Zealand	713	0.1	676	0.0
Total	$1,353,186	100.0%	$1,367,369	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$200,704	14.8%	$202,240	14.9%
Services: Business	156,144	11.5	159,318	11.7
High Tech Industries	144,367	10.7	151,966	11.1
Services: Consumer	109,288	8.1	109,603	8.0
Aerospace & Defense	84,840	6.3	85,769	6.3
Beverage, Food & Tobacco	67,293	5.0	68,515	5.0
Hotel, Gaming & Leisure	64,802	4.8	65,286	4.8
Consumer Goods: Non-Durable	64,566	4.8	64,701	4.7
FIRE: Finance (1)	55,450	4.1	57,757	4.2
Construction & Building	41,499	3.1	41,452	3.0
Wholesale	44,923	3.3	40,239	2.9
Chemicals, Plastics & Rubber	40,674	3.0	40,043	2.9
Utilities: Electric	33,510	2.5	33,499	2.4
Capital Equipment	31,776	2.3	32,140	2.4
FIRE: Insurance (1)	28,732	2.1	28,979	2.1
Transportation: Cargo	28,173	2.1	28,019	2.0
Containers, Packaging & Glass	26,821	2.0	27,162	2.0
Automotive	23,665	1.7	23,663	1.7
Investment Vehicles (2)	21,125	1.6	21,418	1.6
Consumer Goods: Durable	18,729	1.4	18,714	1.4
Media: Advertising, Printing & Publishing	17,505	1.3	17,252	1.3
Telecommunications	16,656	1.2	16,642	1.2
Environmental Industries	11,808	0.9	12,387	0.9
Utilities: Water	8,565	0.6	8,644	0.6
Metals & Mining	6,947	0.5	6,945	0.5
Retail	4,624	0.3	5,016	0.4
Total	$1,353,186	100.0%	$1,367,369	100.0%

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

As of September 30, 2025, the Company’s investment in SLP II consisted of subordinated notes of $17.2 million, preferred equity interests of $0.1 million and equity interests of $4.1 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP II. Since inception, the Company has sold $148.7 million of its investments to SLP II. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

On March 19, 2025, SLP II, through SLP 2 MM CLO WH 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $100.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with NatWest Markets Plc, subject to leverage and borrowing base restrictions (the “MM CLO WH 1 Credit Facility”). The maturity date of the MM CLO WH 1 Credit Facility is March 19, 2029. With an effective rate of 6.3% per annum, as of September 30, 2025, the MM CLO WH 1 Credit Facility had $91 million of outstanding debt under the credit facility.

Below is a summary of SLP II’s portfolio at fair value:

As of
September 30, 2025
Total investments	$142,350
Weighted average yield on investments	9.6%
Number of borrowers in SLP II	27
Largest portfolio company investment	$10,000
Total of five largest portfolio company investments	$34,801
Unfunded commitments	$—

Below is a listing of SLP II’s individual investments as of September 30, 2025:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of September 30, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	7/12/2029	$4,962	4,909	4,961
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	7/25/2030	$4,962	4,963	4,962
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	7/23/2030	$5,000	4,975	4,975
Saturn Purchaser Corp. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$4,887	4,887	4,887
Aerospace & Defense Total							$19,734	$19,785	295.4%

Automotive
Chilton (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	2/5/2031	$4,975	4,941	4,938
Automotive Total							$4,941	$4,938	73.7%

Capital Equipment
Ergotron Acquisition LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.26%	9.42%	7/6/2028	$4,958	4,958	4,958
Capital Equipment Total							$4,958	$4,958	74.0%

Construction & Building
AGS American Glass Services Acquisition, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	7/24/2031	$5,000	4,975	4,975
Construction & Building Total							$4,975	$4,975	74.3%

Consumer Goods: Non-Durable
Hempz (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	10/25/2029	$4,861	4,823	4,837
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/16/2031	$9,975	9,830	9,825
Consumer Goods: Non-Durable Total							$14,653	$14,662	218.9%

FIRE: Finance
PMA (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	1/31/2031	$4,988	4,918	4,988
FIRE: Finance Total							$4,918	$4,988	74.5%

Healthcare & Pharmaceuticals
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.90%	3/27/2027	$4,962	4,962	4,962
AOM Infusion (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	3/19/2032	$5,000	4,952	4,975
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	8/7/2030	$4,962	4,917	4,962
Odyssey Behavioral Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.46%	5/21/2031	$4,963	4,905	4,963
RedMed Operations (Collage Rehabilitation) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	2/28/2031	$4,988	4,917	4,988
Red Nucleus (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$4,975	4,915	4,975
Healthcare & Pharmaceuticals Total							$29,568	$29,825	445.3%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
High Tech Industries
Govineer Solutions (fka Black Mountain) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	10/7/2030	$5,000	4,966	5,000
SensorTower (8)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.52%	3/15/2029	$3,487	3,487	3,487
High Tech Industries Total							$8,453	$8,487	126.7%

Hotel, Gaming & Leisure
Awayday (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/6/2032	$5,000	4,944	4,950
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.53%	9/4/2030	$4,962	4,962	4,938
Hotel, Gaming & Leisure Total							$9,906	$9,888	147.6%

Services: Business
AMI (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$4,975	4,941	4,975
Easy Ice (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.71%	10/30/2030	$4,962	4,894	4,962
Services: Business Total							$9,835	$9,937	148.4%

Services: Consumer
CorePower Yoga, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	4/30/2031	$4,988	4,963	4,988
Owl Acquisition, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	4/17/2032	$5,000	4,964	4,981
Services: Consumer Total							$9,927	$9,969	148.8%

Utilities: Electric
KAMC Holdings, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	8/1/2031	$5,019	4,963	4,963
Utilities: Electric Total							$4,963	$4,963	74.1%

Wholesale
Chex Finer Foods, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	10.13%	6/6/2031	$10,000	9,939	10,000
Fifty U.S. Bidco Inc (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	8/1/2031	$5,000	4,975	4,975
Wholesale Total							$14,914	$14,975	223.6%

Total							$141,745	$142,350	2125.3%

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at September 30, 2025. Certain investments are subject to a SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3. Percentages are based on the Company’s net assets of $6,698 as of September 30, 2025.

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

24. Tick mark not used

25. Tick mark not used

26. Tick mark not used

Below is the financial information for SLP II:

Selected Balance Sheet Information

As of
September 30, 2025
ASSETS
Investments at fair value (cost basis of $141,745)	$142,350
Cash and cash equivalents	5,254
Prepaid expenses	1,555
Deferred financing costs (net of accumulated amortization of $53)	347
Interest receivable on investments	785
Total assets	$150,291

LIABILITIES
Subordinated notes payable to members	$34,490
Interest payable on subordinated notes payable to members	809
Interest payable on debt	1,412
Payable for investments purchased	14,882
Revolving Credit Facility	91,000
Dividend payable	638
Accounts payable and accrued expenses	362
Total liabilities	$143,593
MEMBERS' EQUITY
Total members' equity	6,698
Total liabilities and members’ equity	$150,291

Selected Statement of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Investment income
Interest income	$2,964	$4,948
Total investment income	2,964	4,948

Expenses
Interest and debt financing expenses	1,248	2,244
Interest expense on subordinated notes payable to members	809	1,482
Professional fees and other expenses	304	578
Total expenses	2,361	4,304
Net Investment Income	603	644

Net realized and unrealized gains
Net realized gain on investments	1	29
Net change in unrealized appreciation on investments	80	605
Total net gain	81	634
Net increase in members' equity from operations	$684	$1,278

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$77,621	$1,125,835	$—	$1,203,456
Second Lien Senior Secured Loan	—	—	18,749	—	18,749
Subordinated Debt	—	—	78,484	—	78,484
Preferred Equity	—	—	18,277	—	18,277
Equity Interest	—	—	26,070	—	26,070
Warrants	—	—	915	—	915
Subordinated Note Investment Vehicles (1)	—	—	17,240	—	17,240
Preferred Equity Interest Investment Vehicles (1)	—	—	—	105	105
Equity Interest Investment Vehicles (1)	—	—	—	4,073	4,073
Total Investments	$—	$77,621	$1,285,570	$4,178	$1,367,369
Cash equivalents	$29,700	$—	$—	$—	$29,700
Forward currency exchange contracts (liability)	$—	$(3,133)	$—	$—	$(3,133)
Interest rate swap	$—	$1,297	$—	$—	$1,297

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2025	$661,476	$—	$5,147	$14,694	$10,984	$628	$—	$692,929
Purchases of investments and other adjustments to cost	693,969	18,749	62,118	7,823	8,559	—	17,240	808,458
Paid-in-kind interest income	2,005	—	5,000	537	—	—	—	7,542
Net accretion of discounts (amortization of premiums)	2,060	4	96	1	—	—	—	2,161
Principal repayments and sales of investments	(239,317)	—	—	(750)	(8)	—	—	(240,075)
Net change in unrealized appreciation on investments	4,768	(4)	1,055	1,040	6,535	287	—	13,681
Net realized gain on investments	874	—	—	—	—	—	—	874
Reclassifications	—	—	5,068	(5,068)	—	—	—	—
Balance as of September 30, 2025	$1,125,835	$18,749	$78,484	$18,277	$26,070	$915	$17,240	$1,285,570
Change in unrealized appreciation attributable to investments still held at September 30, 2025	$4,847	$(4)	$1,055	$1,040	$6,535	$287	$—	$13,760

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2025, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2025 were as follows:

	As of September 30, 2025
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs(3)					Weighted Average (2)
First Lien Senior Secured Loans	$910,574	Discounted cash flows	Comparative Yield	5.2%		—	14.4%		9.7%
First Lien Senior Secured Loans	9,239	Comparable company multiple	EBITDA Multiple			—			13.7	x
Subordinated Note Investment Vehicles	17,240	Collateral Coverage	Recovery Rate			—			100.0%
Subordinated Debt	78,484	Discounted cash flows	Comparative Yield	13.4%		—	18.2%		16.6%
Equity Interest	139	Comparable company multiple	Book Value Multiple			—			1.0	x
Equity Interest	23,403	Comparable company multiple	EBITDA Multiple	4.0	x	—	24.0	x	13.0	x
Equity Interest	1,042	Comparable company multiple	Revenue Multiple			—			9.3	x
Preferred equity	10,912	Comparable company multiple	EBITDA Multiple	10.3	x	—	16.7	x	14.7	x
Preferred equity	450	Comparable company multiple	Revenue Multiple			—			9.3	x
Preferred equity	6,915	Comparable company multiple	Book Value Multiple			—			1.0	x
Warrants	237	Comparable Company Multiple	Revenue Multiple			—			3.5	x
Warrants	678	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$1,059,313

(1)
Included within the Level 3 assets of $1,285,570 is an amount of $226,257 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 were as follows:

	As of December 31, 2024
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs(3)					Weighted Average (2)
First Lien Senior Secured Loans	$480,049	Discounted cash flows	Comparative Yields	8.2%		—	16.6%		10.7%
Subordinated	45	Discounted cash flows	Comparative Yields			—			16.6%
Equity Interest	7,333	Comparable company multiple	EBITDA Multiple	3.8	x	—	24.0	x	11.6	x
Equity Interest	238	Comparable company multiple	Revenue Multiple			—			9.2	x
Preferred equity	4,518	Comparable company multiple	EBITDA Multiple	10.0	x	—	15.3	x	12.3	x
Preferred equity	107	Comparable company multiple	Revenue Multiple			—			9.2	x
Warrants	628	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$492,918

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
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2025	December 31, 2024
GS Revolving Credit Facility	3	$197,934	$190,060
JPM Revolving Credit Facility	3	247,809	116,041
SMBC Revolving Credit Facility	3	224,000	72,000
Total Debt		$669,743	$378,101

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

For the three months ended September 30, 2025 and 2024, the management fee was $2.6 million and $0.9 million, respectively. For the three months ended September 30, 2025 and 2024, there was no management fee contractually or voluntarily waived. For the nine months ended September 30, 2025 and 2024, the management fee was $6.3 million and $2.0 million, respectively. For the nine months ended September 30, 2025 and 2024, there was no management fee contractually or voluntarily waived.

As of September 30, 2025 and December 31, 2024, $2.6 million and $1.3 million remained payable related to the base management fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

Incentive Fee

The incentive fee is comprised of two components that are determined independently of each other. A portion of the incentive fee is based on income (the “Income Fee”), and a portion is based on capital gains (the “Capital Gains Fee”), each as further described below:

The Income Fee is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income (as further described below), attributable to each class of Common Shares, in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”). Pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.75% per quarter (7% annualized) and (ii) the sum of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The quarterly Income Fee shall be calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” The Income Fee for each calendar quarter will be determined as follows:

•
No Income Fee is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;
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
•
These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Fund during the current quarter.

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

Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, the Company will pay the applicable Income Fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

The Income Fee in respect of any calendar quarter is subject to a cap (the “Incentive Fee Cap) equal to 15% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate Income Fees paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is less than the amount of Income Fees that would otherwise be payable, the Income Fee shall be reduced to an amount equal to the Incentive Fee Cap.

“Cumulative Net Return” during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Income Fee to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Fee that is payable to the Advisor for such quarter calculated as described above, the Company will pay an Income Fee to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Fee that is payable to the Advisor for such quarter calculated as described above, the Company will pay an Income Fee to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For the three months ended September 30, 2025 and 2024, the Company incurred $3.1 million and $1.4 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations.

For the nine months ended September 30, 2025 and 2024, the Company incurred $7.6 million and $2.9 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations.

As of September 30, 2025 and December 31, 2024, there was $3.1 million and $1.6 million related to Income Fees payable, respectively, which are included in in incentive fee payable on income on the Consolidated Statements of Assets and Liabilities.

The Capital Gains Fee is calculated and payable in arrears as of the end of each fiscal year and will be equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees.

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

For the three months ended September 30, 2025 and 2024, the Company accrued $1.5 million and $0.0 million, respectively, related to the GAAP Incentive Fee. which is included in incentive fee on capital gains on the Consolidated Statements of Operations.

For the nine months ended September 30, 2025 and 2024, the Company accrued $1.5 million and $0.0 million, respectively, related to the GAAP Incentive Fee. which is included in incentive fee on capital gains on the Consolidated Statements of Operations.

As of September 30, 2025 and December 31, 2024, there were $1.5 million and $0.0 million of accrued Capital Gains Fees, respectively, which are included in accrued capital gains incentive fee on the Consolidated Statements of Assets and Liabilities.

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

The Company incurred expenses related to the Administrator of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, respectively, there were $0.1 million and $0.2 million related to the Administrator or to BCPC Advisors, LP that were payable and included in "accounts payable and accrued expenses" in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred $0.3 million and $0.2 million expenses related to the sub-administrator for the three months ended September 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred $0.5 million and $0.4 million expenses related to the sub-administrator for the nine months ended September 30, 2025 and 2024, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of September 30, 2025 and December 31, 2024, the Advisor and/or its affiliate held 3,988,208 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the nine months ended September 30, 2025, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	$100	$—	$—	$39	$—	$139	$—	$—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	5,001	1,850	(750)	814	—	6,915	225	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	—	—	—	—	—
Total Non-Controlled/Affiliate Investment	$5,101	$1,850	$(750)	$853	$—	$7,054	$225	$—
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	$—	$17,240	$—	$—	$—	$17,240	$741	$—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	—	3,875	—	198	—	4,073	304	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	—	10	—	95	—	105	107	—
Total Controlled Affiliate Investment	$—	$21,125	$—	$293	$—	$21,418	$1,152	$—
Total	$5,101	$22,975	$(750)	$1,146	$—	$28,472	$1,377	$—

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

The following table presents a summary of all expenses supported and recouped by the Advisor as of September 30, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$347	$1,647	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31 2027	8.83%	1.85%
	$4,443	$347	$4,096

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2024.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$—	$1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
	$4,443	$—	$4,443

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 213.6%. As of December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 194.8%.

The Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$197,934	$197,934	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	247,809	247,809	250,000	116,041	116,041
SMBC Revolving Credit Facility	575,000	224,000	224,000	315,000	72,000	72,000
Series 2025 Senior Notes	275,000	—	1,290	—	—	—
Total Debt	$1,300,000	$669,743	$671,033	$765,000	$378,101	$378,101

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and year ended December 31, 2024 was 6.5% and 7.7%, respectively.

The combined weighted average borrowings outstanding for the nine months ended September 30, 2025 and year ended December 31, 2024 were $494.5 million and $206.4 million, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$197,934	$—	$—	$197,934	$—
JPM Revolving Credit Facility	247,809	—	—	247,809	—
SMBC Revolving Credit Facility	224,000	—	—	224,000	—
Total Debt Obligations	$669,743	$—	$—	$669,743	$—

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

On March 22, 2024, the BCPC I Borrower entered into a commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent lender, pursuant to the GS Revolving Credit Facility. The commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $150,000,000 to $175,000,000 through the accordion feature in the GS Revolving Credit Facility. On October 30, 2024, the BCPC I Borrower entered into a new commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The new commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $175,000,000 to $200,000,000 through the accordion feature in the GS Revolving Credit Facility. The accordion feature in the GS Revolving Credit Facility allowed the Company, under certain circumstances, to increase the total size of the facility to a maximum of $250,000,000.

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

The GS First Amendment provides for, among other things, (i) an extension of the period during which the BCPC I Borrower may make borrowings under the GS Revolving Credit Facility from November 29, 2026 to November 29, 2027, (ii) an extension of the scheduled maturity date from November 29, 2028 to November 29, 2029, (iii) a decrease in the applicable margin for advances from 2.90% per annum to 2.00% per annum, (iv) the payment of an administrative agency fee and certain other fees as agreed between the Company and Goldman Sachs and (v) the accordion feature in the GS Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum of $300,000,000.

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

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$3,023	$2,865
Unused facility fee	14	47
Amortization of deferred financing costs and upfront commitment fees	108	85
Total interest and debt financing expenses	$3,145	$2,997

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$9,292	$8,116
Unused facility fee	47	146
Amortization of deferred financing costs and upfront commitment fees	321	234
Total interest and debt financing expenses	$9,660	$8,496

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

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$3,948	$326
Unused facility fee	17	59
Amortization of deferred financing costs and upfront commitment fees	127	23
Total interest and debt financing expenses	$4,092	$408

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$8,931	$326
Unused facility fee	271	59
Amortization of deferred financing costs and upfront commitment fees	377	23
Total interest and debt financing expenses	$9,579	$408

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

On July 18, 2025, the Company entered into a commitment increase supplement (the “Third Joinder Agreement”), among the Company, Natixis, New York Branch, as assuming lender and issuing bank, The Bank of Nova Scotia, as issuing bank, Synovus Bank, as issuing bank, JPMorgan Chase Bank, N.A., as swingline lender and issuing bank, Goldman Sachs Bank USA, as swingline lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The Third Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $500,000,000 to $575,000,000.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$3,424	$807
Unused facility fee	336	$31
Amortization of deferred financing costs and upfront commitment fees	228	64
Total interest and debt financing expenses	$3,988	$902

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$6,191	$1,538
Unused facility fee	851	101
Amortization of deferred financing costs and upfront commitment fees	579	171
Total interest and debt financing expenses	$7,621	$1,810

Series 2025 Senior Notes

On August 14, 2025, The Company authorized the issue and sale of (a) $110,000,000 aggregate principal amount of its 5.92% Series 2025 Senior Notes, Tranche A, due November 29, 2028 (as amended, restated or otherwise modified from time to time pursuant to Section 17 and including any such notes issued in substitution therefor pursuant to Section 13, the “Tranche A Notes”) and (b) $165,000,000 aggregate principal amount of its 6.25% Series 2025 Senior Notes, Tranche B, due November 29, 2030 (as amended, restated or otherwise modified from time to time pursuant to Section 17 and including any such notes issued in substitution therefor pursuant to Section 13, the “Tranche B Notes” and together with the Tranche A Notes, collectively, the “Series 2025 Notes”). The issuances of the Series 2025 Notes are expected to occur on November 24, 2025 pursuant to a Master Note Purchase Agreement entered into among the Company and the purchasers on August 14, 2025.

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the Series 2025 Senior Notes were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$—	$—
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	—	—
Hedged Items	(7)	—
Total interest and debt financing expenses	$(7)	$—

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the Series 2025 Senior Notes were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$—	$—
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	—	—
Hedged Items	(7)	—
Total interest and debt financing expenses	$(7)	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of September 30, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had collateral receivable of $4.0 million and $0.8 million for September 30, 2025 and December 31, 2024, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $58.6 million and $43.8 million, and the average notional exposure for interest rate swaps was $137.5 million and $68.8 million, respectively. For the three and nine months ended September 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $17.0 million and $13.9 million, respectively, and the average notional exposure for interest rate swaps was $0.0 million and $0.0 million, respectively. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2025:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$—	$(2,749)	$(2,749)	$2,749	$—
BNP Paribas	Unrealized depreciation on forward currency exchange contracts	$19	$(403)	$(384)	$—	$(384)
BNP Paribas	Interest rate swap	$1,297	$—	$1,297	$—	$1,297

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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,
	2025	2024
Net realized gain (loss) on forward currency exchange contracts	$(289)	$(39)
Net change in unrealized appreciation on forward currency exchange contracts	698	(459)
Total net realized and unrealized gain on forward currency exchange contracts	$409	$(498)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(0.4) million and $0.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.4 million, and $(0.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the nine months ended September 30, 2025 and 2024 was as follows:

	For the Nine Months Ended September 30,
	2025	2024
Net realized gain on forward currency exchange contracts	$457	$2
Net change in unrealized appreciation on forward currency exchange contracts	(4,625)	(112)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(4,168)	$(110)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.4 million and $0.3 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(4.2) million and $(0.1) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended September 30,	Financial Statement Location
	2025
Interest rate swaps	$—	Interest and debt financing expenses
Hedged items	(7)	Interest and debt financing expenses

	For the Nine Months Ended September 30,	Financial Statement Location
	2025
Interest rate swaps	$—	Interest and debt financing expenses
Hedged items	(7)	Interest and debt financing expenses

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	4,348,126	$112,002
Repurchase of Common Shares	(191)	(5)
Distributions reinvested	32,598	840
Net increase	4,380,533	$112,837

There were no Class S or Class D shares outstanding during the three months ended September 30, 2025.

The following table presents transactions in Common Shares during the three months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	3,884,564	$98,686
Repurchase of Common Shares	—	—
Distributions reinvested	37,048	942
Net increase (decrease)	3,921,612	$99,628

There were no Class S or Class D shares outstanding during the three months ended September 30, 2024.

The following table presents transactions in Common Shares during the nine months ended September 30, 2025:

	For the Nine Months Ended September 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	15,330,410	$393,788
Repurchase of Common Shares	(66,018)	(1,698)
Early repurchase deduction	—	—
Distributions reinvested	176,474	4,529
Net increase	15,440,866	$396,619

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2025.

The following table presents transactions in Common Shares during the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	5,845,770	$147,686
Repurchase of Common Shares	—	—
Early repurchase deduction	—	—
Distributions reinvested	77,152	1,938
Net increase	5,922,922	$149,624

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2024.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the nine months ended September 30, 2025 and 2024:

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69
April 30, 2025	25.67
May 31, 2025	25.69
June 30, 2025	25.73
July 31, 2025	25.75
August 31, 2025	25.79
September 30, 2025	25.90

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40
July 31, 2024	25.45
August 31, 2024	25.47
September 30, 2024	25.57

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2025 and 2024.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the nine months ended September 30, 2025 and 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.2175	6,401
Total distributions declared			$1.7775	$41,169

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
Total distributions declared			$1.6875	$11,994

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2025 and 2024.

The distributions declared during the nine months ended September 30, 2025 and 2024 were derived from investment company taxable income and net capital gain, if any.

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2025 and 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$5	191	0.00%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$—	—	0.00%
May 31, 2024	5.00%	June 30, 2024	$—	—	0.00%
August 30, 2024	5.00%	September 30, 2024	$—	—	0.00%

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

As of September 30, 2025, the Company had $369.4 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	$4,190
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	4,190
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	18,213
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	922
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	1,918
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	2,170
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,921
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	99
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	633
Awayday - Delayed Draw	5/6/2032	2,453
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	4,833
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	843
Blackbird Purchaser, Inc. - Revolver	12/19/2029	413
BTX Precision - Delayed Draw	7/25/2030	2,266
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	412
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Chex Finer Foods, LLC - Revolver	6/6/2031	$4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	3,147
Choreo - Delayed Draw	2/18/2028	3,690
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	4,738
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	183
Discovery Senior Living - Delayed Draw	3/18/2030	1,572
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	2,940
Duraco - Revolver	6/6/2029	637
Easy Ice - Delayed Draw	10/30/2030	3,209
Easy Ice - Revolver	10/30/2030	1,933
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	5,357
Elevation NewCo, LLC - Revolver	8/1/2031	1,607
Engineered Products Co., LLC - Revolver	8/12/2031	1,000
E-Tech Group - Revolver	4/9/2030	731
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber - Delayed Draw	4/3/2032	1,686
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	3,920
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Govineer Solutions - Delayed Draw	10/7/2030	6,000

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Govineer Solutions - Revolver	10/7/2030	$4,000
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	86
Hempz - Revolver	10/25/2029	2,353
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	6,592
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Delayed Draw	5/14/2032	367
Meteor UK Bidco Limited - Revolver	11/14/2031	183
Nafinco - Delayed Draw	8/29/2031	149
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,713
Orion - Delayed Draw	3/19/2027	192
Orion - Delayed Draw	3/19/2027	294
Orion - Revolver	3/19/2027	534
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	7,216
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,239
PMA - Revolver	1/31/2031	1,873
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	676
PPT Group - Revolver	2/28/2031	361
Precision Concepts Parent Inc. - Delayed Draw	8/2/2032	3,048
Precision Concepts Parent Inc. - Revolver	8/2/2032	1,564
PRGX - Delayed Draw	12/20/2030	7,749

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Psychiatric Medical Care LLC - Revolver	7/1/2032	$3,973
Pure Wafer - Delayed Draw	11/12/2030	1,269
Pure Wafer - Revolver	11/12/2030	2,308
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	3,803
Red Nucleus - Revolver	10/17/2031	2,322
RedMed Operations - Delayed Draw	2/28/2031	7,323
RedMed Operations - Revolver	2/28/2031	1,611
RetailNext - Revolver	12/5/2030	1,334
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	4,197
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	3,557
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	1,170
Spotless Brands - Delayed Draw	7/25/2028	9,488
Substantial Holdco Limited - Delayed Draw	4/20/2030	19,032
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	382
Vasa Fitness, LLC - Delayed Draw	8/15/2030	7,655
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vessco Water - Delayed Draw	7/24/2031	1,365
Vessco Water - Revolver	7/24/2031	996
Wealth Enhancement Group - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group - Revolver	10/2/2028	293
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,099
Zeus Fire & Security - Delayed Draw	12/11/2030	1,326
Zeus Fire & Security - Delayed Draw	12/11/2030	15,152
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$369,379

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2025.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
	Class I
Per share data:
Net asset value at beginning of period	$25.62	$24.88
Net investment income (1)	1.80	2.30
Net unrealized and realized gains (losses) (1)(2)(7)	0.26	0.08
Net increase in net assets resulting from operations (1)(8)	2.06	2.38
Distribution declared (3)	(1.78)	(1.69)
Net asset value at end of period	$25.90	$25.57

Total return (4)	8.30%	9.82%
Shares outstanding, end of period	29,429,825	10,345,167
Weighted average shares outstanding	22,988,430	7,109,049

Ratios/Supplemental data:
Net assets at end of period	$762,247	$264,719
Ratio of net investment income to average net assets (5)(9)	9.92%	12.38%
Ratio of net expenses to average net assets (5)(9)	10.08%	12.75%
Portfolio turnover (6)	28.39%	21.12%

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
(9)
For the nine months ended September 30, 2025 and 2024, amounts are annualized except for organization costs, incentive fee and expense support received from and recouped by the Advisor. For the nine months ended September 30, 2025 and 2024, the total operating expenses to average net assets were 10.08% and 13.95% for Class I, respectively prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through November 14, 2025, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of September 30, 2025, except as discussed below.

Distribution Declaration

On October 16, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about November 28, 2025 to shareholders of record as of October 31, 2025.

Share Repurchase

On November 3, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of September 30, 2025 that will close on December 10, 2025.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2025 and December 31, 2024, 93.5% and 98.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company's asset coverage ratio was 213.6% and 194.8%, respectively.

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

Portfolio and Investment Activity

During the three months ended September 30, 2025, we invested $290.9 million, including PIK, in 61 portfolio companies, and had $113.8 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $177.1 million for the period. Of the $290.9 million invested during the three months ended September 30, 2025, $21.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the nine months ended September 30, 2025, we invested $930.4 million, including PIK, in 134 portfolio companies, and had $295.9 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $634.5 million for the period. Of the $930.4 million invested during the nine months ended September 30, 2025, $81.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,200,646	88.8%	$1,203,456	88.0%	9.9%	9.9%
Second Lien Senior Secured Loan	18,752	1.4	18,749	1.4	12.4	12.4
Subordinated Debt	77,685	5.7	78,484	5.7	15.8	15.8
Preferred Equity	16,899	1.2	18,277	1.3	9.5	9.1
Equity Interest	18,079	1.3	26,070	1.9	N/A	N/A
Warrants	—	0.0	915	0.1	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	17,240	1.3	17,240	1.3	10.0	10.0
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	105	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	3,875	0.3	4,073	0.3	9.5	9.0
Total	$1,353,186	100.0%	$1,367,369	100.0%	10.3%	10.3%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$687,623	95.9%	$685,846	95.7%	11.1%	11.1%
Preferred Equity	14,360	2.0	14,694	2.0	13.6	13.6
Equity Interest	9,529	1.3	10,984	1.5	—	—
Subordinated Debt	5,399	0.8	5,147	0.7	13.8	13.8
Warrants	—	—	628	0.1	—	—
Total	$716,911	100.0%	$717,299	100.0%	11.2%	11.2%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2025:

As of
September 30, 2025
Number of portfolio companies	141
Percentage of debt bearing a floating rate (1)	93.5%
Percentage of debt bearing a fixed rate (1)	6.5%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	86
Percentage of debt bearing a floating rate (1)	98.2%
Percentage of debt bearing a fixed rate (1)	1.8%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,339,009	99.0%	$1,358,130	99.3%
Non-accrual	14,177	1.0	9,239	0.7
Total	$1,353,186	100.0%	$1,367,369	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$716,911	100.0%	$717,299	100.0%
Non-accrual	—	—	—	—
Total	$716,911	100.0%	$717,299	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there was one and zero loans placed on non-accrual in the Company’s portfolio, respectively.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,200,646	86.2%	$1,203,456	85.4%
Second Lien Senior Secured Loan	18,752	1.3	18,749	1.3
Subordinated Debt	77,685	5.6	78,484	5.6
Preferred Equity	16,899	1.2	18,277	1.3
Equity Interest	18,079	1.3	26,070	1.9
Warrants	—	0.0	915	0.1
Subordinated Notes in Investment Vehicles (1)	17,240	1.2	17,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	105	0.0
Equity Interests in Investment Vehicles (1)	3,875	0.3	4,073	0.3
Cash and cash equivalents	38,270	2.7	38,270	2.7
Foreign cash	3,146	0.2	3,196	0.2
Restricted cash	50	0.0	50	0.0
Total	$1,394,652	100.0%	$1,408,885	100.0%

(1) Represents debt and equity investment in SLP II.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$687,623	93.8%	$685,846	93.5%
Preferred Equity	14,360	2.0	14,694	2.0
Equity Interest	9,529	1.3	10,984	1.5
Warrants	—	0.0	628	0.1
Subordinated Debt	5,399	0.7	5,147	0.7
Cash and Cash Equivalents	15,441	2.1	15,441	2.1
Restricted Cash	50	0.0	50	0.0
Foreign Cash	1,006	0.1	898	0.1
Total	$733,408	100.0%	$733,688	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$1,555	0.1%	1	0.7%
2	1,356,575	99.2	139	98.6
3	—	—	—	—
4	9,239	0.7	1	0.7
Total	$1,367,369	100.0%	141	100.0%

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

As of September 30, 2025, the Company’s investment in SLP II consisted of subordinated notes of $17.2 million, preferred equity interests of $0.1 million and equity interests of $4.1 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

As of
September 30, 2025
Total investments	$142,350
Weighted average yield on investments	9.6%
Number of borrowers in SLP II	27
Largest portfolio company investment	$10,000
Total of five largest portfolio company investments	$34,801
Unfunded commitments	$—

Results of Operations

Our operating results for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Total investment income	$36,434	$15,330
Total expenses, net of fee waivers	20,151	7,517
Net investment income before taxes	16,283	7,813
Less: Income taxes, including excise tax	130	69
Net investment income	16,153	7,744
Net realized loss	(237)	(234)
Net change in unrealized appreciation	5,424	(94)
Net increase in net assets resulting from operations	$21,340	$7,416

Our operating results for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Total investment income	$88,338	$33,722
Total expenses, net of fee waivers	46,638	17,260
Net investment income before taxes	41,700	16,462
Less: Income taxes, including excise tax	343	115
Net investment income	41,357	16,347
Net realized (gain) loss	596	(91)
Net change in unrealized appreciation	6,410	563
Net increase in net assets resulting from operations	$48,363	$16,819

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Interest from investments	$30,306	$12,330
Dividend income	742	949
PIK income	3,422	143
Other income	1,964	1,908
Total investment income	$36,434	$15,330

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $30.3 million for the three months ended September 30, 2025 from $12.3 million for the three months ended September 30, 2024, due to an increase in investment portfolio size. Dividend income decreased to $0.7 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024, due to a decrease in dividend income from certain equity investments. PIK income increased to $3.4 million for the three months ended September 30, 2025 from $0.1 million for the three months ended September 30, 2024, due to an increase in investment portfolio size and the number of investments earning PIK income. Other income increased to approximately $2.0 million for the three months ended September 30, 2025 from $1.9 million for the three months ended September 30, 2024, primarily due to increases in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of September 30, 2025, the weighted average yield of our investment portfolio decreased to 10.3% from 11.5% as of September 30, 2024, at amortized cost.

The composition of our investment income for the nine months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Interest from investments	$73,668	$29,025
Dividend income	1,550	949
PIK income	6,612	171
Other income	6,508	3,577
Total investment income	$88,338	$33,722

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $73.7 million for the nine months ended September 30, 2025 from $29.0 million for the nine months ended September 30, 2024, due to an increase in investment portfolio size. Dividend income increased to $1.6 million for the nine months ended September 30, 2025 from $0.9 million for the nine months ended September 30, 2024, due to an increase in investment portfolio size. PIK income increased to $6.6 million for the nine months ended September 30, 2025 from $0.2 million for the nine months ended September 30, 2024 due to an increase in investment portfolio size and the number of investments earning PIK income. Other income increased to approximately $6.5 million for the nine months ended September 30, 2025 from $3.6 million for the nine months ended September 30, 2024, primarily due to increases in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of September 30, 2025, the weighted average yield of our investment portfolio decreased to 10.3% from 11.5% as of September 30, 2024, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Interest and debt financing expenses	$11,218	$4,307
Incentive fee on income	3,122	1,366
Incentive fee on capital gains	1,505	—
Professional fees and operating expenses	412	1,106
Base management fee	2,578	872
Amortization of deferred offering costs	—	353
Trustee fees	114	108
Organization costs	—	—
Other general and administrative expenses	1,045	—
Total expenses, before fee waivers	$19,994	$8,112
Expense recoupment (support)	157	(595)
Total expenses, net of fee waivers	$20,151	$7,517

The composition of our operating expenses for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Interest and debt financing expenses	$26,853	$10,714
Incentive fee on income	7,569	2,886
Incentive fee on capital gains	1,505	—
Professional fees and operating expenses	1,024	2,186
Base management fee	6,271	2,034
Amortization of deferred offering costs	—	1,051
Trustee fees	337	324
Organization costs	—	219
Other general and administrative expenses	2,732	—
Total expenses, before fee waivers	$46,291	$19,414
Expense recoupment (support)	347	(2,154)
Total expenses, net of fee waivers	$46,638	$17,260

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $11.2 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively. The increase was driven by an increase in portfolio and investment activities. Interest and debt financing expenses on our borrowings totaled approximately $26.9 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was driven by an increase in portfolio and investment activities. The weighted average principal debt balance outstanding for the three months ended September 30, 2025 and 2024 was $636.2 million and $201.2 million, respectively. The weighted average principal debt balance outstanding for the nine months ended September 30, 2025 and 2024 was $494.5 million and $165.2 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was 6.5% and 8.0%, respectively.

Management Fee

Management fee (net of waivers) increased to $2.6 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024. Management fee waived for the three months ended September 30, 2025 and 2024, was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $6.3 million for the nine months ended September 30, 2025 from $2.0 million for the nine months ended September 30, 2024. Management fee waived for the nine months ended September 30, 2025 and 2024, was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee on income increased to $3.1 million for the three months ended September 30, 2025 from $1.4 million for the three months ended September 30, 2024. The increase was driven by an increase in pre-incentive fee net investment income due to the increase in portfolio size. Incentive fee on capital gains increased to $1.5 million for the three months ended September 30, 2025, from $0.0 million for the three months ended September 30, 2024. The increase was driven by the net cumulative capital gains.

Incentive fee on income increased to $7.6 million for the nine months ended September 30, 2025 from $2.9 million for the nine months ended September 30, 2024. The increase was driven by an increase in pre-incentive fee net investment income due to the increase in portfolio size. Incentive fee on capital gains increased to $1.5 million for the nine months ended September 30, 2025, from $0.0 million for the nine months ended September 30, 2024. The increase was driven by the net cumulative capital gains.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.5 million for the three months ended September 30, 2025 from $1.1 million for the three months ended September 30, 2024, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $3.8 million for the nine months ended September 30, 2025 from $2.2 million for the nine months ended September 30, 2024, primarily due to an increase in costs associated with servicing our investment portfolio as investment activities continue to ramp.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see Note 5. "Agreements and Related Party Transactions Investment Advisory Agreement". For the three months ended September 30, 2025 the Company did not receive expense support from the Advisor, and repaid the Advisor $0.2 million for expenses previously paid by the Advisor on behalf of the Company. For the three months ended September 30, 2024, the Company received $0.6 million in expense support from the Advisor and did not make any repayments. For the nine months ended September 30, 2025 the Company did not receive expense support from the Advisor, and repaid the Advisor $0.3 million for expenses previously paid by the Advisor on behalf of the Company. For the nine months ended September 30, 2024, the Company received $2.2 million in expense support from the Advisor and did not make any repayments.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Net realized gain on investments	$452	$37
Net realized loss on investments	(466)	(67)
Net realized gain on foreign currency transactions	79	107
Net realized loss on foreign currency transactions	(11)	(20)
Net realized loss on foreign currency of debt	(2)	(252)
Net realized gain on forward currency exchange contracts	—	—
Net realized loss on forward currency exchange contracts	(289)	(39)
Net realized gains (losses)	$(237)	$(234)

Change in unrealized appreciation on investments	$7,105	$2,543
Change in unrealized depreciation on investments	(2,814)	(745)
Net change in unrealized appreciation on investments	4,291	1,798
Unrealized appreciation on foreign currency translation	(91)	—
Unrealized appreciation on forward currency exchange contracts	698	(459)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	607	(459)
Unrealized appreciation on foreign currency translation on debt	526	(1,433)
Net change in unrealized appreciation	$5,424	$(94)

For the three months ended September 30, 2025 and 2024, we had net realized gains (losses) on investments of $0.0 million and $0.0 million, respectively. For the three months ended September 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.1 million and $0.1 million, respectively, primarily as a result of fluctuations in the EUR exchange rate. For the three months ended September 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of $(0.3) million and $0.0 million, respectively, primarily as a result of fluctuations in the EUR, GBP, and AUD exchange rates.

For the three months ended September 30, 2025, we had $7.1 million in unrealized appreciation on 49 portfolio company investments, which was offset by $2.8 million in unrealized depreciation on 100 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended September 30, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the three months ended September 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of $0.7 million and $(0.5) million, respectively. For three months ended September 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to EUR, GBP, and NZD forward contracts. For the three months ended September 30, 2024, unrealized appreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized depreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net realized gain on investments	$1,105	$197
Net realized loss on investments	(1,534)	(86)
Net realized gain on foreign currency transactions	570	218
Net realized loss on foreign currency transactions	—	(158)
Net realized loss on foreign currency of debt	(2)	(264)
Net realized gain on forward currency exchange contracts	505	41
Net realized loss on forward currency exchange contracts	(48)	(39)
Net realized gains (losses)	$596	$(91)

Change in unrealized appreciation on investments	$18,874	$4,137
Change in unrealized depreciation on investments	(5,079)	(2,349)
Net change in unrealized appreciation on investments	13,795	1,788
Change in unrealized appreciation on foreign currency translation	157	(9)
Change in unrealized appreciation on forward currency exchange contracts	(4,625)	(112)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(4,468)	(121)
Change in unrealized appreciation on foreign currency translation on debt	(2,917)	(1,104)
Net change in unrealized appreciation	$6,410	$563

For the nine months ended September 30, 2025 and 2024, we had net realized gains (losses) on investments of $(0.4) million and $0.1 million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the nine months ended September 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.6 million and $0.1 million, respectively, primarily as a result of fluctuations in the EUR, GBP, NZD and AUD exchange rates. For the nine months ended September 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of $0.5 million and $0.0 million, respectively, primarily as a result of settling EUR and NZD forward contracts.

For the nine months ended September 30, 2025, we had $18.9 million in unrealized appreciation on 75 portfolio company investments, which was offset by $5.1 million in unrealized depreciation on 75 portfolio company investments. Unrealized appreciation for nine months ended September 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the nine months ended September 30, 2024, we had $4.1 million in unrealized appreciation on 57 portfolio company investments, which was offset by $2.3 million in unrealized depreciation on 49 portfolio company investments. Unrealized appreciation for the nine months ended September 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to widening of credit spreads and negative valuation adjustments.

For the nine months ended September 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of $(4.6) million and $(0.1) million, respectively. For nine months ended September 30, 2025, unrealized depreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts. For the nine months ended September 30, 2024, unrealized depreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized depreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Net realized loss on foreign currency of debt	$(2)	$(252)
Net realized gain on foreign currency transactions	68	87
Net realized loss on forward currency exchange contracts	(289)	(39)
Net change in unrealized appreciation on investments due to foreign currency translation	(857)	2,226
Net change in unrealized appreciation on foreign currency translation	(91)	—
Net change in unrealized appreciation on forward currency exchange contracts	698	(459)
Net change in unrealized appreciation on debt foreign currency translation	526	(1,433)
Foreign currency impact to net increase in net assets resulting from operations	$53	$130

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(0.4) million and $0.6 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.4 million and $(0.5) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net realized loss on foreign currency of debt	$(2)	$(264)
Net realized gain (loss) on foreign currency transactions	570	60
Net realized gain on forward currency exchange contracts	457	2
Net change in unrealized appreciation on investments due to foreign currency translation	6,626	1,629
Net change in unrealized appreciation on foreign currency translation	157	(9)
Net change in unrealized appreciation on forward currency exchange contracts	(4,625)	(112)
Net change in unrealized appreciation on debt due to foreign currency	(2,917)	(1,104)
Foreign currency impact to net increase in net assets resulting from operations	$266	$202

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.4 million and $0.3 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(4.2) million and $(0.1) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Rate Swap

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities and have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt” for additional disclosure regarding the carrying value of our debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2025 and 2024, the net increase in net assets resulting from operations was $21.3 million and $7.4 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended September 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.77 and $0.73, respectively.

For the nine months ended September 30, 2025 and 2024, the net increase in net assets resulting from operations was $48.4 million and $16.8 million, respectively. Based on the weighted average Common Shares outstanding for the nine months ended September 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $2.06 and $2.38, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2025 and December 31, 2024, the Company had $671.0 million and $378.1 million outstanding senior securities, respectively.

As of September 30, 2025 and December 31, 2024, we had $41.5 million and $16.4 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2025, we had approximately $351.0 million of availability on our SMBC Revolving Credit Facility, $2.1 million of availability on our GS Revolving Credit Facility and $2.2 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024, we had approximately $243.0 million of availability on our SMBC Revolving Credit Facility, $9.9 million of availability on our GS Revolving Credit Facility and $134.0 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2025, cash, foreign cash, restricted cash, and cash equivalents increased by $25.1 million. During the nine months ended September 30, 2025, we used $617.1 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $919.7 million, which was offset by proceeds from principal payments and sales of investments of $268.4 million and a net increase in assets resulting from operations of $48.4 million.

During the nine months ended September 30, 2025, we utilized $641.5 million for financing activities, primarily due to borrowings on our GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility and proceeds from issuance of Common Shares offset by repayments of debt.

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

During the nine months ended September 30, 2024, we provided $294.8 million for financing activities, primarily due to borrowings on the GS Revolving Credit Facility, JPM Revolving Credit Facility and SMBC Revolving Credit Facility, proceeds from issuance of Common Shares and distributions paid to shareholders.

Equity

As of December 31, 2024, the Company had 13,988,959 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of September 30, 2025, the Company had 29,429,825 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value	Committed	Outstanding	Value
GS Revolving Credit Facility	$200,000	$197,934	$197,934	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	247,809	247,809	250,000	116,041	116,041
SMBC Revolving Credit Facility	575,000	224,000	224,000	315,000	72,000	72,000
Series 2025 Senior Notes	275,000	—	1,290	—	—	—
Total Debt	$1,300,000	$669,743	$671,033	$765,000	$378,101	$378,101

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”

Distribution Policy

The following table summarizes distributions declared during the nine months ended September 30, 2025 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.2175	6,401
Total distributions declared			$1.7775	$41,169

The following table summarizes distributions declared during the nine months ended September 30, 2024 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 31, 2024	January 31, 2024	February 29, 2024	$0.1875	$892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
Total distributions declared			$1.6875	$11,994

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the nine months ended September 30, 2025 and 2024:

	During the Nine Months Ended September 30, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.78	$41,169
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.78	$41,169

	During the Nine Months Ended September 30, 2024
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.69	$11,994
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.69	$11,994

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2025 and 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$5	191	0.00%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$—	—	0.00%
May 31, 2024	5.00%	June 30, 2024	$—	—	0.00%
August 30, 2024	5.00%	September 30, 2024	$—	—	0.00%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2025, the Company had $369.4 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	$4,190
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	4,190
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	18,213
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	922
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	1,918
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	2,170
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,921
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	99
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	633
Awayday - Delayed Draw	5/6/2032	2,453
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	4,833
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	843
Blackbird Purchaser, Inc. - Revolver	12/19/2029	413
BTX Precision - Delayed Draw	7/25/2030	2,266
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	412
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Chex Finer Foods, LLC - Revolver	6/6/2031	$4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	3,147
Choreo - Delayed Draw	2/18/2028	3,690
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	4,738
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	183
Discovery Senior Living - Delayed Draw	3/18/2030	1,572
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	2,940
Duraco - Revolver	6/6/2029	637
Easy Ice - Delayed Draw	10/30/2030	3,209
Easy Ice - Revolver	10/30/2030	1,933
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	5,357
Elevation NewCo, LLC - Revolver	8/1/2031	1,607
Engineered Products Co., LLC - Revolver	8/12/2031	1,000
E-Tech Group - Revolver	4/9/2030	731
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber - Delayed Draw	4/3/2032	1,686
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	3,920
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Govineer Solutions - Delayed Draw	10/7/2030	6,000

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Govineer Solutions - Revolver	10/7/2030	$4,000
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	86
Hempz - Revolver	10/25/2029	2,353
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	6,592
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Delayed Draw	5/14/2032	367
Meteor UK Bidco Limited - Revolver	11/14/2031	183
Nafinco - Delayed Draw	8/29/2031	149
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,713
Orion - Delayed Draw	3/19/2027	192
Orion - Delayed Draw	3/19/2027	294
Orion - Revolver	3/19/2027	534
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	7,216
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,239
PMA - Revolver	1/31/2031	1,873
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	676
PPT Group - Revolver	2/28/2031	361
Precision Concepts Parent Inc. - Delayed Draw	8/2/2032	3,048
Precision Concepts Parent Inc. - Revolver	8/2/2032	1,564
PRGX - Delayed Draw	12/20/2030	7,749

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Psychiatric Medical Care LLC - Revolver	7/1/2032	$3,973
Pure Wafer - Delayed Draw	11/12/2030	1,269
Pure Wafer - Revolver	11/12/2030	2,308
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	3,803
Red Nucleus - Revolver	10/17/2031	2,322
RedMed Operations - Delayed Draw	2/28/2031	7,323
RedMed Operations - Revolver	2/28/2031	1,611
RetailNext - Revolver	12/5/2030	1,334
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	4,197
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	3,557
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	1,170
Spotless Brands - Delayed Draw	7/25/2028	9,488
Substantial Holdco Limited - Delayed Draw	4/20/2030	19,032
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	382
Vasa Fitness, LLC - Delayed Draw	8/15/2030	7,655
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vessco Water - Delayed Draw	7/24/2031	1,365
Vessco Water - Revolver	7/24/2031	996
Wealth Enhancement Group - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group - Revolver	10/2/2028	293
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,099
Zeus Fire & Security - Delayed Draw	12/11/2030	1,326
Zeus Fire & Security - Delayed Draw	12/11/2030	15,152
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$369,379

(1) Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2) Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2025.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2025, management is not aware of any pending or threatened litigation.

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

Recent Developments

Distribution Declaration

On October 16, 2025, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about November 28, 2025 to shareholders of record as of October 31, 2025.

Share Repurchase

On November 3, 2025, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of September 30, 2025 that will close on December 10, 2025.

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$197,934	$—	$—	$197,934	$—
JPM Revolving Credit Facility	247,809	—	—	247,809	—
SMBC Revolving Credit Facility	224,000	—	—	224,000	—
Total Debt Obligations	$669,743	$—	$—	$669,743	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$190,060	$—	$—	$190,060	$—
JPM Revolving Credit Facility	116,041	—	—	116,041	—
SMBC Revolving Credit Facility	72,000	—	—	72,000	—
Total Debt Obligations	$378,101	$—	$—	$378,101	$—

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

Assuming that the statement of financial condition as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(12,253)	$(6,697)	$(4,723)
Down 200 Basis Points	(24,499)	(13,374)	(9,456)
Down 300 Basis Points	(36,333)	(19,899)	(13,969)
Up 100 Basis Points	12,253	6,697	4,723
Up 200 Basis Points	24,506	13,395	9,444
Up 300 Basis Points	36,759	20,092	14,167

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the risk factors set forth in “Risk Factors” of Post-Effective Amendment No. 3 to our registration statement on Form N-2 filed on April 30, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and Post-Effective Amendment No. 3 to our registration statement on Form N-2 filed on April 30, 2025.

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

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2025 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$5	191	0.00%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

Exhibit Number	Description of Document
10.25

Commitment Increase Supplement, dated as of May 19, 2025, between the Company, the Bank of Nova Scotia, as assuming lender and issuing bank, U.S. Bank National Association, as assuming lender, Wells Fargo Bank, National Association, as increasing lender, swingline lender and issuing bank, Synovus Bank, as assuming lender and issuing bank, JPMorgan Chase Bank, N.A., as swingline lender and issuing bank, Goldman Sachs Bank USA, as swingline lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on August 14, 2025).

10.26

Commitment Increase Supplement, dated as of July 18, 2025, between the Company, Natixis, New York Branch, as assuming lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on August 14, 2025).

10.27*	Master Note Purchase Agreement, dated as of August 14, 2025, by and between the Company and purchasers.

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

Bain Capital Private Credit

Date: November 14, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Principal Executive Officer

Date: November 14, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Principal Financial Officer