Form 10-K
period 2025-12-31
Bain Capital Private Credit
filed 2026-03-12
CIK 1899017

160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 12, 2026 were 0, 0 and 38,616,075 of Class S, Class D and Class I common shares, respectively. Common shares outstanding exclude March 2, 2026 subscriptions since the issuance price is not yet finalized at this time.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2026 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2025.

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
•
We may be the target of litigation or shareholder activism.

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

Leverage is utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate except for vehicles managed by the Special Situations team) had approximately $61.0 billion in assets under management as of December 31, 2025. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $31.3 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $5.9 billion has been invested within the 12-month period ended September 30, 2025) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

As of December 31, 2025, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,464,929	88.0%	$1,467,754	87.3%
Second Lien Senior Secured Loan	18,757	1.1	18,749	1.1
Subordinated Debt	103,042	6.2	103,961	6.2
Preferred Equity	22,927	1.4	24,362	1.4
Equity Interest	28,187	1.7	37,894	2.3
Warrants	—	—	1,233	0.1
Subordinated Notes in Investment Vehicles (1)	20,240	1.2	20,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	87	0.0
Equity Interests in Investment Vehicles (1)	6,900	0.4	6,978	0.4
Total	$1,664,992	100.0%	$1,681,258	100.0%

(1) Represents debt and equity investments in SLP II.

As of December 31, 2024, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$687,623	95.9%	$685,846	95.7%
Preferred Equity	14,360	2.0	14,694	2.0
Equity Interest	9,529	1.3	10,984	1.5
Subordinated Debt	5,399	0.8	5,147	0.7
Warrants	—	—	628	0.1
Total	$716,911	100.0%	$717,299	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,172	0.1%	1	0.7%
2	1,669,740	99.3	149	98.6
3	—	—	—	—
4	9,346	0.6	1	0.7
Total	$1,681,258	100.0%	151	100.0%

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

Investment Advisory Agreement; Administration Agreement

Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into an Investment Advisory Agreement with the Advisor, pursuant to which we have agreed to pay the Advisor a base management fee (the "Base Management Fee") and an incentive fee for its services. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by our shareholders.

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

Pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.75% per quarter (7% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of our Common Shares, including issuances pursuant to the Company’s distribution reinvestment plan (“DRIP”)) and distributions during the applicable calendar quarter.

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

Incentive Fee Cap = 15% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return =

aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss

Therefore Incentive Fee Cap = 15% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

Incentive fee for third quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000

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

Incentive Fee Cap = 15% of Cumulative Net Return for the Trailing Twelve Quarters – income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $5,000,000 Cumulative Net Return = $12,000,000 – $5,000,000 = $7,000,000

Therefore Incentive Fee Cap = (15% × $7,000,000) – $900,000 previously paid during the Trailing Twelve Quarters = $150,000. Since the Incentive Fee Cap ($150,000) is less than the income incentive fee ($899,940), the Incentive Fee Cap is applied and a $150,000 income incentive fee is paid for the quarter

(*)The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.9 million, $0.5 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator or BCSF Advisors, LP will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital.

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

As of December 31, 2025, there were $180.7 million in borrowings under the GS Revolving Credit Facility.

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

As of December 31, 2025, there were $217.1 million in borrowings under the JPM Revolving Credit Facility.

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

As of December 31, 2025, there were $120.0 million in borrowings under the SMBC Revolving Credit Facility.

Series 2025 Senior Notes

On August 14, 2025, The Company authorized the issue and sale of (a) $110,000,000 aggregate principal amount of its 5.92% Series 2025 Senior Notes, Tranche A, due November 29, 2028 (as amended, restated or otherwise modified from time to time pursuant to Section 17 and including any such notes issued in substitution therefor pursuant to Section 13, the “Tranche A Notes”) and (b) $165,000,000 aggregate principal amount of its 6.25% Series 2025 Senior Notes, Tranche B, due November 29, 2030 (as amended, restated or otherwise modified from time to time pursuant to Section 17 and including any such notes issued in substitution therefor pursuant to Section 13, the “Tranche B Notes” and together with the Tranche A Notes, collectively, the “Series 2025 Notes”). The issuances of the Series 2025 Notes occurred on November 24, 2025 pursuant to a Master Note Purchase Agreement entered into among the Company and the purchasers on August 14, 2025.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, which is an “opt-out” distribution reinvestment plan. Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, or who have elected to “opt out” of the plan) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees.

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

Our sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which the Advisor or any of its affiliates currently has an investment or to make certain co-investments with the Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. federal income tax purposes.

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

1.1.
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
1.1.1.
is organized under the laws of, and has its principal place of business in, the United States;
1.1.2.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
1.1.3.
satisfies either of the following:
1.1.3.1.
does not have any class of securities that is traded on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or;
1.1.3.2.
is controlled by a BDC or a group of companies including a BDC the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
1.2.
securities of any eligible portfolio company which we control;
1.3.
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
1.4.
securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
1.5.
securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; and
1.6.
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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. See “Item 1. Business — Qualifying Assets.” Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. See “Item 1. Business — Certain U.S. Federal Income Tax Consequences — Election to be Subject to be Taxed as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements may affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;
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

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our shareholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

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

In addition, as a RIC we will be subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

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

Investments in below investment grade instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to qualify for and maintain our treatment as a RIC for U.S. federal income tax purposes and to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates (as well as any applicable U.S. state and local taxes), we would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate shareholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. Any amount treated as a return of capital will reduce a shareholder’s adjusted tax basis our stock, thereby increasing the shareholder’s potential gain or reducing the shareholder’s potential loss on the subsequent sale or other disposition of our stock. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the professional staff of Bain Capital Credit will devote as much time to our management as appropriate to enable our Advisor to perform its duties in accordance with the Investment Advisory Agreement, Bain Capital Credit has, and will continue to have management responsibilities for Bain Capital Credit Clients. There is a potential that we will compete with these Bain Capital Credit Clients, for capital and investment opportunities. As a result, Bain Capital Credit and our portfolio managers will face conflicts in the allocation of investment opportunities among us and the Bain Capital Credit Clients and may make certain investments that are appropriate for us but for which we receive a relatively small allocation of such investment or no allocation at all. Bain Capital Credit intends to allocate investment opportunities among eligible Bain Capital Credit Clients in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in investments made by investment funds managed by our Advisor or an investment manager affiliated with our Advisor, including Bain Capital Credit. In instances when investments are recommended for us and/or other participating Bain Capital Credit Clients, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

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

As of December 31, 2025, we had approximately $792.7 million of outstanding borrowings under (i) the GS Revolving Credit Facility, (ii) the SMBC Revolving Credit Facility, (iii) the JPM Revolving Credit Facility, and (iv) the Series 2025 Senior Notes. The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2025 was 6.4% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the Borrowings in the future and we may increase the size of the Borrowings or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our Board’s assessments of market and other factors at the time of any proposed borrowing.

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

The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming that we employ (i) our actual asset coverage ratio as of December 31, 2025 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2025, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common shareholder assuming actual asset coverage as of December 31, 2025 (217%) (1)	(24.32)%	(14.89)%	(5.47)%	3.96%	13.39%
Corresponding return to common shareholder assuming 150% asset coverage (2)	(43.08)%	(27.93)%	(12.78)%	2.37%	17.52%
(1)
Based on (i) $1,747.2 million in total assets as of December 31, 2025 (ii) $792.7 million in outstanding indebtedness as of December 31, 2025, (iii) $926.7 million in net assets as of December 31, 2025, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.4%.
(2)
Based on (i) $2,807.8 million in total assets on a pro forma basis as of December 31, 2025, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $1,853.3 million in outstanding indebtedness on a pro forma basis as of December 31, 2025 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $926.7 million in net assets as of December 31, 2025, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.4%.

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

Changes to U.S. tariff and import or export regulations may negatively impact our business.

The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our business.

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

We may, however, invest alongside Bain Capital Credit Clients in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside Bain Capital Credit Clients consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and our Advisor, acting on our behalf and on behalf of such Bain Capital Credit Clients, negotiates no term other than price. We may also invest alongside Bain Capital Credit Clients as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and Bain Capital Credit’s allocation policy. If we are prohibited by applicable law from investing alongside Bain Capital Credit Clients with respect to an investment opportunity, we may not be able to participate in such investment opportunity. In instances when investments are recommended for us and/or other participating Bain Capital Credit Clients, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

We invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on December 23, 2025 (the “Order”). Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company's then-current investment objectives and strategies. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

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

Debt portfolios are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates, including the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, SOFR, SONIA and BKBM.

While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has relaxed its monetary policies and cut the interest rates to support the broader economy. In 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the interest rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR or other interest rate benchmark. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates could negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

Our investments may include OID and PIK instruments. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the Base Management Fee that we pay to the Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the Base Management Fee payable by us. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

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
•
market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIK securities are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities;
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

We may be subject to risks related to investments in companies in the software industry.

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). In addition, many software companies have limited operating histories. Prices of these companies’ securities historically have been more volatile than other securities, especially over the short term.

Federal Income Tax and Other Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source- of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our shareholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year.

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

Under the DRIP, if a shareholder owns our Common Shares, the shareholder will have all cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of that shareholder’s Common Shares unless such shareholder, or his, her or its nominee on such shareholder’s behalf, specifically “opts out” of the DRIP by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a shareholder does not “opt out” of the DRIP, that shareholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital. As a result, a shareholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the Common Shares received. Even if a shareholder chooses to “opt out” of the DRIP, we will have the ability to declare a large portion of a distribution in our Common Shares instead of in cash in order to satisfy the Annual Distribution Requirement. To qualify as a RIC, the Annual Distribution Requirement requires that we must, among other things, distribute to our shareholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, as dividends to our shareholders in order to maintain our ability to be eligible for treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify to be eligible for treatment as a RIC and thus be subject to corporate-level income tax.

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

However, if properly reported by a RIC as such, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such dividends, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. shareholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of our Common Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividends or short-term capital gain dividends. Since our Common Shares will be subject to significant transfer restrictions, and an investment in our Common Shares will generally be illiquid, non-U.S. shareholders whose distributions on our Common Shares are subject to U.S. withholding tax may not be able to transfer their Common Shares easily or quickly or at all.

A failure of any portion of our dividends to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. shareholders that qualify for an exemption from U.S. withholding tax on distributions by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

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

To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below above in “Item 1. Business — Election to be Taxed as a RIC — Taxation as a RIC”. The Annual Distribution Requirement will be satisfied if we distribute dividends to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by making distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% nondeductible excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

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

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may be impacted by changes in federal tax legislation.

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the United Kingdom leaving the European Union, the Russia-Ukraine war, the Israel-Hamas war, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.

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

In recent years, technological advances have fueled the rapid growth of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), in particular generative AI, and accordingly, the use of AI is becoming increasingly prevalent in a number of sectors. Due to the rate at which AI is improving and the scope of its potential application broadening, at this time, it is unclear what impact (including, where relevant, opportunities) AI may have on the Company and/or the Company’s investments, as well as the wider financial sector. Recent technological advances in AI pose risks to us, the Advisor, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. Inappropriate deployment of AI by a portfolio investment of the Company could have a material adverse impact on such investment, and therefore a negative impact on the Company and investors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Advisor.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error — potentially materially so — and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

The rise of AI has also brought a renewed focus from governments and regulators on the regulation of such technology. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. Other jurisdictions (including the U.S. and UK) are considering or proposing their own approaches to the regulation of AI. Such laws and/or regulations could have a material adverse impact on the Company and/or the Company’s investments.

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

We may be the target of litigation or shareholder activism.

We may be the target of securities litigation in the future, particularly if the value of our Common Shares fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our shareholders. In addition, our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. In addition, shareholder activism, which could take many forms or arise in a variety of situations, including making public demands that we consider strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists' representatives or others to the Board, has increased in the BDC space in recent years. Any litigation or shareholder activism could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations. Such litigation or shareholder activism could also give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers, and make it more difficult for Bain Capital Credit to attract and retain qualified personnel.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. We are, and our portfolio companies may be, or could in the future become subject to the risk that new regulatory initiatives might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company relies on the cybersecurity strategy and policies implemented by Bain Capital, the parent of the Advisor and Administrator, which apply to the Company and its operations.

Bain Capital has adopted and implemented an Information and Cybersecurity Program (“Cybersecurity Program”) that prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact the Company. The Cybersecurity Program aligns with National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is reviewed and adjusted as needed and is approved by Bain Capital’s Chief Information Security Officer (“CISO”).

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

Bain Capital’s CISO and Information Security Team are responsible for the Cybersecurity Program applicable to the Company and, along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on Bain Capital’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO was appointed to the role effective February 18, 2026. The CCO had previously served in a compliance and oversight function at the Company for 11 years. Members of Bain Capital’s management also possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. Bain Capital’s CISO has deep expertise in cybersecurity, holding the CISSP certification and having completed an Executive Master’s in Cyber Security from Brown University and having received a Chief Risk Officer Certificate from Carnegie Mellon. Members of Bain Capital’s Information Security Team hold various industry certifications and regularly attend trainings and industry conferences.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuance

Our Common Shares consist of three classes of our Common Shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 12, 2026 there were zero holders of record of our Class S Common Shares, zero holders of record of our Class D Common Shares and 233 holders of record of our Class I Common Shares.

We determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents each month-end NAV per share for Class I Common Shares during the years ended December 31, 2025, 2024 and 2023:

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69
April 30, 2025	25.67
May 31, 2025	25.69
June 30, 2025	25.73
July 31, 2025	25.75
August 31, 2025	25.79
September 30, 2025	25.90
October 31, 2025	25.93
November 30, 2025	25.94
December 31, 2025	25.98

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40
July 31, 2024	25.45
August 31, 2024	25.47
September 30, 2024	25.57
October 31, 2024	25.60
November 30, 2024	25.67
December 31, 2024	25.62

NAV Per Share
For the Months Ended	Class I
November 30, 2023	$25.00
December 31, 2023	24.88

There were no Class S Common Shares or Class D Common Shares issued during the years ended December 31, 2025, 2024 and 2023.

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

The Company has elected to be treated as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, the Company must distribute dividends to our shareholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid 4% excise taxes imposed on RICs, the Company is required to distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.

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

The following table summarizes distributions declared during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.1700	$685
November 30, 2023	November 30, 2023	December 29, 2023	0.1700	685	(1)
December 29, 2023	December 29, 2023	January 31, 2024	0.1875	831
January 31, 2024	January 31, 2024	February 29, 2024	0.1875	892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
October 25, 2024	October 31, 2024	November 29, 2024	0.1875	2,320
November 22, 2024	November 30, 2024	December 31,2024	0.1875	2,526
December 23, 2024	December 31, 2024	January 31,2025	0.1875	2,634
December 23, 2024	December 31, 2024	January 31,2025	0.2400	3,372	(1)
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.1875	4,705
June 25, 2025	June 30, 2025	July 31, 2025	0.0600	1,506	(1)
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.1875	5,518
September 26, 2025	September 30, 2025	October 31, 2025	0.0300	883	(1)
October 16, 2025	October 31, 2025	November 28, 2025	0.1875	6,188
November 26, 2025	November 28, 2025	December 31, 2025	0.1875	6,219
December 29, 2025	December 31, 2025	January 30, 2026	0.1875	6,706
December 29, 2025	December 31, 2025	January 30, 2026	0.0300	1,073	(1)
Total distributions declared			$5.3875	$86,402
(1)
Represents a special dividend.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays Emerson Equity LLC (the “Managing Dealer”) with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees.

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests may be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. Shares that are issued pursuant to the Company’s distribution reinvestment plan and tendered shall not be subject to the Early Repurchase Deduction. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

During the year ended December 31, 2025, 166,071 shares were repurchased. During the year ended December 31, 2024, 60,000 shares were repurchased.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Senior Securities

Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2025, 2024, 2023, 2022, and 2021, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2025	$517.7	$3,321.0	—	N/A
December 31, 2024	$378.1	$1,948.0	—	N/A
December 31, 2023	100.0	2,102.8	—	N/A
December 31, 2022	—	N/A	—	N/A
December 31, 2021 (5)	—	N/A	—	N/A
2025 Senior Notes, Tranche A
December 31, 2025	$110.0	$15,630.7	—	N/A
2025 Senior Notes, Tranche B
December 31, 2025	$165.0	10,420.5	—	N/A
Total Senior Securities
December 31, 2025	$792.7	$2,169.0	—	N/A
December 31, 2024	$378.1	$1,948.0	—	N/A
December 31, 2023	100.0	2,102.8	—	N/A
December 31, 2022	—	N/A	—	N/A
December 31, 2021 (5)	—	N/A	—	N/A

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
3.
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
4.
Not applicable because the senior securities are not registered for public trading.
5.
For the period December 21, 2021 (inception) through December 31, 2021.

Item 6. Selected Consolidated Financial Data

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

Leverage is utilized to help the Company meet its investment objective. Any such leverage if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

Following our initial public offering, the value at which our new Common Shares may be offered, or our Common Shares may be repurchased, will be equal to our monthly NAV per share. In addition, an investment in our Common Shares has limited or no liquidity beyond our share repurchase program, and our share repurchase program can be modified, suspended or terminated at the Board’s discretion. Our Common Shares may be purchased by any investor who meets the minimum suitability requirements described under “Suitability Standards” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Purchases of our Common Shares must be fully funded at the time of subscription.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2025 and December 31, 2024, 92.4% and 98.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.7 million, $0.6 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.9 million, $0.5 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, the Company's asset coverage ratio was 216.9% and 194.8%, respectively.

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

Portfolio and Investment Activity

During the year ended December 31, 2025, we invested $1.28 billion, including PIK, in 142 portfolio companies, and had $336.2 million in aggregate amount of principal repayment and sales, resulting in a net increase in investments of $945.0 million for the year. Of the $1.28 billion invested during the year ended December 31, 2025, $137.3 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,464,929	88.0%	$1,467,754	87.3%	9.4%	9.4%
Second Lien Senior Secured Loan	18,757	1.1	18,749	1.1	12.0	12.0
Subordinated Debt	103,042	6.2	103,961	6.2	15.4	15.4
Preferred Equity	22,927	1.4	24,362	1.4	10.0	9.8
Equity Interest	28,187	1.7	37,894	2.3	N/A	N/A
Warrants	—	0.0	1,233	0.1	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	20,240	1.2	20,240	1.2	10.0	10.0
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	87	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	6,900	0.4	6,978	0.4	5.6	5.5
Total	$1,664,992	100.0%	$1,681,258	100.0%	9.9%	9.9%

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

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	151
Percentage of debt bearing a floating rate (1)	92.4%
Percentage of debt bearing a fixed rate (1)	7.6%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	86
Percentage of debt bearing a floating rate (1)	98.2%
Percentage of debt bearing a fixed rate (1)	1.8%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,651,066	99.2%	$1,671,912	99.4%
Non-accrual	13,926	0.8	9,346	0.6
Total	$1,664,992	100.0%	$1,681,258	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$716,911	100.0%	$717,299	100.0%
Non-accrual	—	—	—	—
Total	$716,911	100.0%	$717,299	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there was one and zero loans placed on non-accrual in the Company’s portfolio, respectively.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,464,929	86.0%	$1,467,754	85.4%
Second Lien Senior Secured Loan	18,757	1.1	18,749	1.1
Subordinated Debt	103,042	6.1	103,961	6.0
Preferred Equity	22,927	1.3	24,362	1.4
Equity Interest	28,187	1.7	37,894	2.2
Warrants	—	0.0	1,233	0.1
Subordinated Notes in Investment Vehicles (1)	20,240	1.2	20,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	87	0.0
Equity Interests in Investment Vehicles (1)	6,900	0.4	6,978	0.4
Cash and cash equivalents	32,110	1.9	32,110	1.9
Foreign cash	5,912	0.3	5,959	0.3
Restricted cash	50	0.0	50	0.0
Total	$1,703,064	100.0%	$1,719,377	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,172	0.1%	1	0.7%
2	1,669,740	99.3	149	98.6
3	—	—	—	—
4	9,346	0.6	1	0.7
Total	$1,681,258	100.0%	151	100.0%

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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II were $100 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II seeks to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of December 31, 2025, the total capital commitments to SLP II were $300 million.

As of December 31, 2025, the Company’s investment in SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.1 million and equity interests of $7.0 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

As of
December 31, 2025
Total investments	$141,011
Weighted average yield on investments	9.2%
Number of borrowers in SLP II	27
Largest portfolio company investment	$9,975
Total of five largest portfolio company investments	$34,742
Unfunded commitments	$—

Results of Operations

Our operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023 (1)
Total investment income	$130,117	$54,165	$2,393
Total expenses, net of fee waivers	67,680	28,634	1,227
Net investment income before taxes	62,437	25,531	1,166
Less: Income taxes, including excise tax	500	200	-
Net investment income	61,937	25,331	1,166
Net realized loss	437	382	1,814
Net change in unrealized appreciation	8,828	2,647	(196)
Net increase in net assets resulting from operations	$71,202	$28,360	$2,784

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

Investment Income

The composition of our investment income for the years ended December 31, 2025, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest from investments	$108,046	$46,215	$2,265
Dividend income	2,629	1,482	-
PIK income	10,790	515	-
Other income	8,652	5,953	128
Total investment income	$130,117	$54,165	$2,393

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $108.0 million for the year ended December 31, 2025 from $46.2 million for the year ended December 31, 2024, due to an increase in investment portfolio size. Dividend income increased to $2.6 million for the year ended December 31, 2025 from $1.5 million for the year ended December 31, 2024, due to an increase in investment portfolio size. PIK income increased to $10.8 million for the year ended December 31, 2025 from $0.5 million for the year ended December 31, 2024 due to an increase in investment portfolio size and the number of investments earning PIK income. Other income increased to approximately $8.7 million for the year ended December 31, 2025 from $6.0 million for the year ended December 31, 2024, primarily due to increases in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of December 31, 2025, the weighted average yield of our investment portfolio decreased to 9.9% from 11.2% as of December 31, 2024, at amortized cost.

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

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest and debt financing expenses	$38,642	$17,339	$772
Incentive fee on income	11,259	4,471	437
Incentive fee on capital gains	1,844	—	—
Professional fees and operating expenses	1,484	3,692	924
Base management fee	9,299	3,350	140
Amortization of deferred offering costs	—	1,285	112
Trustee fees	451	432	432
Organization costs	—	219	996
Other general and administrative expenses	4,195	—	—
Total expenses, before fee waivers	$67,174	$30,788	$3,813
Base management fee waiver	—	—	(8)
Incentive fee waiver	—	—	(289)
Expense recoupment (support)	506	(2,154)	(2,289)
Total expenses, net of fee waivers	$67,680	$28,634	$1,227

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $38.6 million, $17.3 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase was driven by an increase in portfolio and investment activities. The weighted average principal debt balance outstanding for the years ended December 31, 2025, 2024 and 2023 was $540.8 million, $206.4 million and 97.0 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2025, 2024 and 2023 was 6.4%, 7.7% and 8.2%, respectively.

Management Fee

Management fee (net of waivers) increased to $9.3 million for the year ended December 31, 2025 from $3.4 million for the year ended December 31, 2024. Management fee (net of waivers) increased to $3.4 million for the year ended December 31, 2024 from $0.1 million for the year ended December 31, 2023. Management fee waived for the years ended December 31, 2025, 2024 and 2023, was $0.0 million, $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee on income was $11.3 million, $4.5 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase was driven by an increase in pre-incentive fee net investment income due to the increase in portfolio size. Waivers related to incentive fee on income consisted of voluntary waivers of $0.0 million, $0.0 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Incentive fee on capital gains was $1.8 million, $0.0 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase was driven by the net cumulative capital gains.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $5.7 million for the year ended December 31, 2025 from $3.7 million for the year ended December 31, 2024, primarily due to an increase in costs associated with servicing our investment portfolio. Professional fees and other general and administrative expenses increased to $3.7 million for the year ended December 31, 2024 from $0.9 million for the year ended December 31, 2023, primarily due to an increase in costs associated with servicing our investment portfolio as investment activities continued to ramp.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party Transactions Investment Advisory Agreement”. For the year December 31, 2025, the Company did not receive expense support from the Advisor, and repaid the Advisor $0.5 million for expenses previously paid by the Advisor on behalf of the Company. For the year ended December 31, 2024, the Company received $2.2 million in expense support from the Advisor and did not make any repayments. Expense support decreased to $2.2 million for the year ended December 31, 2024 from $2.3 million for the year ended December 31, 2023, as the Company had scaled and its expense ratio had decreased.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain on investments	$1,412	$563	$1,855
Net realized loss on investments	(1,623)	(100)	(110)
Net realized gain on foreign currency transactions	582	233	31
Net realized loss on foreign currency transactions	—	(183)	(10)
Net realized loss on foreign currency of debt	(2)	(264)	—
Net realized gain on forward currency exchange contracts	161	172	48
Net realized loss on forward currency exchange contracts	(93)	(39)	—
Net realized gains	$437	$382	$1,814

Change in unrealized appreciation on investments	$22,208	$4,974	$2,700
Change in unrealized depreciation on investments	(6,330)	(4,609)	(2,677)
Net change in unrealized appreciation on investments	15,878	365	23
Change in unrealized appreciation on foreign currency translation	119	(108)	(129)
Change in unrealized appreciation on forward currency exchange contracts	(4,273)	1,582	(90)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(4,154)	1,474	(219)
Change in unrealized appreciation on foreign currency translation on debt	(2,896)	808	—
Net change in unrealized appreciation	$8,828	$2,647	$(196)

For the years ended December 31, 2025, 2024 and 2023, we had net realized gains (losses) on investments of $(0.2) million, $0.5 million and $1.7 million respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the years ended December 31, 2025, 2024 and 2023, we had net realized gains (losses) on foreign currency transactions of $0.6 million, $0.1 million and $0.0 million respectively, primarily as a result of fluctuations in the EUR, GBP and AUD exchange rates. For the years ended December 31, 2025, 2024 and 2023, we had net realized gains (losses) on forward currency contracts of $0.1 million, $0.1 million and $0.0 million respectively, primarily as a result of settling EUR and NZD forward contracts.

For the year ended December 31, 2025, we had $22.2 million in unrealized appreciation on 89 portfolio company investments, which was offset by $6.3 million in unrealized depreciation on 78 portfolio company investments. Unrealized appreciation for the year ended December 31, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the years ended December 31, 2025, 2024 and 2023, we had unrealized appreciation (depreciation) on forward currency exchange contracts of $(4.3) million, $1.6 million and $(0.1) million, respectively. For the year ended December 31, 2025, unrealized depreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts. For the year ended December 31, 2025, unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility. For the year ended December 31, 2024, unrealized appreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility. For the year ended December 31, 2023, unrealized depreciation on forward currency exchange contracts were due to EUR forward contracts. Unrealized depreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the Goldman Sachs Facility.

The following table summarizes the impact of foreign currency for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net realized loss on foreign currency of debt	$(2)	$(264)	$(10)
Net realized gain on foreign currency transactions	582	50	21
Net realized gain on forward currency exchange contracts	68	133	48
Net change in unrealized appreciation on investments due to foreign currency translation	6,775	(2,103)	6
Net change in unrealized appreciation on foreign currency translation	119	(108)	(135)
Net change in unrealized appreciation on forward currency exchange contracts	(4,273)	1,582	(90)
Net change in unrealized appreciation on debt due to foreign currency	(2,896)	808	168
Foreign currency impact to net increase in net assets resulting from operations	$373	$98	$8

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.6 million, $(1.6) million and $0.1 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2025, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(4.2) million, $1.7 million and $0.0 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.4 million, $0.1 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Interest Rate Swap

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities and have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” and “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7. Derivatives” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and

Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Debt” for additional disclosure regarding the carrying value of our debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2025, 2024 and 2023, the net increase in net assets resulting from operations was $71.2 million, $28.4 million and $2.8 million, respectively. Based on the weighted average Common Shares outstanding for the years ended December 31, 2025, 2024 and 2023, our per share net increase in net assets resulting from operations was $2.73, $3.23 and $0.41, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2025 and December 31, 2024, the Company had $790.3 million and $378.1 million outstanding senior securities, respectively.

As of December 31, 2025 and December 31, 2024, we had $38.1 million and $16.4 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2025, we had approximately $455.0 million of availability on our SMBC Revolving Credit Facility, $19.3 million of availability on our GS Revolving Credit Facility and $32.9 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024, we had approximately $243.0 million of availability on our SMBC Revolving Credit Facility, $9.9 million of availability on our GS Revolving Credit Facility and $134.0 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the year ended December 31, 2025, cash, foreign cash, restricted cash, and cash equivalents increased by $21.7 million. During the year ended December 31, 2025, we used $886.0 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $1.3 billion, which was offset by proceeds from principal payments and sales of investments of $333.8 million and a net increase in assets resulting from operations of $71.2 million.

During the year ended December 31, 2025, we utilized $907.1 million for financing activities, primarily due to borrowings on our GS Revolving Credit Facility, JPM Revolving Credit Facility, SMBC Revolving Credit Facility, the issuance of the Series 2025 Senior Notes, and proceeds from issuance of Common Shares offset by repayments of debt.

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

During the year ended December 31, 2024, we utilized $498.2 million for financing activities, primarily due to borrowings on the GS Revolving Credit Facility, JPM Revolving Credit Facility, SMBC Revolving Credit Facility and proceeds from issuance of Common Shares.

Equity

As of December 31, 2025, the Company had 35,671,560 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of December 31, 2024, the Company had 13,988,959 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$200,000	$180,669	$180,669	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	217,053	217,053	250,000	116,041	116,041
SMBC Revolving Credit Facility	575,000	120,000	120,000	315,000	72,000	72,000
2025 Senior Notes, Tranche A	110,000	110,000	109,104	—	—	—
2025 Senior Notes, Tranche B	165,000	165,000	163,505	—	—	—
Total Debt	$1,300,000	$792,722	$790,331	$765,000	$378,101	$378,101

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

For additional information on our debt obligations see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Debt”

Distribution Policy

The following table summarizes distributions declared during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.1700	$685
November 30, 2023	November 30, 2023	December 29, 2023	0.1700	685	(1)
December 29, 2023	December 29, 2023	January 31, 2024	0.1875	831
January 31, 2024	January 31, 2024	February 29, 2024	0.1875	892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
October 25, 2024	October 31, 2024	November 29, 2024	0.1875	2,320
November 22, 2024	November 30, 2024	December 31,2024	0.1875	2,526
December 23, 2024	December 31, 2024	January 31,2025	0.1875	2,634
December 23, 2024	December 31, 2024	January 31,2025	0.2400	3,372	(1)
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.1875	4,705
June 25, 2025	June 30, 2025	July 31, 2025	0.0600	1,506	(1)
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.1875	5,518
September 26, 2025	September 30, 2025	October 31, 2025	0.0300	883	(1)
October 16, 2025	October 31, 2025	November 28, 2025	0.1875	6,188
November 26, 2025	November 28, 2025	December 31, 2025	0.1875	6,219
December 29, 2025	December 31, 2025	January 30, 2026	0.1875	6,706
December 29, 2025	December 31, 2025	January 30, 2026	0.0300	1,073	(1)
Total distributions declared			$5.3875	$86,402

(1) Represents a special dividend.

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the years ended December 31, 2025, 2024 and 2023 :

	For the Year Ended December 31, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$2.33	$60,442
Net realized gains	—	—	—	—	0.04	913
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$2.37	$61,355

	For the Year Ended December 31, 2024
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$2.40	$21,941
Net realized gains	—	—	—	—	0.09	905
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$2.49	$22,846

	For the Year Ended December 31, 2023
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.32	$1,358
Net realized gains	—	—	—	—	0.21	843
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$0.53	$2,201

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

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, which is an “opt-out” distribution reinvestment plan.

Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of our Common Shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of Common Shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests may be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. Shares that are issued pursuant to the Company’s distribution reinvestment plan and tendered shall not be subject to the Early Repurchase Deduction. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

The following tables summarize the share repurchases completed during the years ended December 31, 2025 and 2024 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$5	191	0.00%
December 10, 2025	5.00%	December 31, 2025	$2,593	100,053	0.28%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$—	—	0.00%
May 31, 2024	5.00%	June 30, 2024	$—	—	0.00%
August 31, 2024	5.00%	September 30, 2024	$—	—	0.00%
November 30, 2024	5.00%	December 31, 2024	$1,537	60,000	0.58%

(1)
Amounts shown are net of early repurchase deduction, if any.

(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

During the year ended December 31, 2023, no shares were repurchased.

Commitments and Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had $405.3 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
ACAMS - Revolver	12/30/2031	$5,311
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	4,190
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	3,562
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	2,773
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	849
AgroFresh Solutions - Revolver	4/2/2029	1,465
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/15/2032	1,239
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	1,547
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,710
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	84
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	245
Awayday - Delayed Draw	5/6/2032	1,027
Awayday - Delayed Draw	5/6/2032	6,500
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	3,713
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,228
Blackbird Purchaser, Inc. - Revolver	12/19/2029	601
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	2,141
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	10,067

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	$3,365
BTX Precision - Delayed Draw	7/25/2030	2,266
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	562
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	2,955
Choreo - Delayed Draw	2/18/2028	3,690
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	141
Discovery Senior Living - Delayed Draw	3/18/2030	835
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	2,520
Duraco - Revolver	6/6/2029	510
Easy Ice - Delayed Draw	10/30/2030	2,924
Easy Ice - Revolver	10/30/2030	1,387
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	5,357
Elevation NewCo, LLC - Revolver	8/1/2031	1,607
Engineered Products Co., LLC - Revolver	8/12/2031	875
E-Tech Group - Revolver	4/9/2030	731
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,653
Facts Global Energy - Delayed Draw	12/20/2031	588

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Facts Global Energy - Revolver	6/20/2031	$147
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	1,683
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,607
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,636
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,575
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,819
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,000
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	86
Hempz - Revolver	10/25/2029	2,353
Humic Acquisition Holdings, LLC - Delayed Draw	10/21/2031	9,090
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	4,025
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	4,944
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Lindstrom, LLC - Revolver	12/30/2032	4,236
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Revolver	11/14/2031	183
Monarch Finco, LLC - Delayed Draw	10/29/2032	3,659
Monarch Finco, LLC - Revolver	10/29/2032	366
Nafinco - Delayed Draw	8/29/2031	149
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,712
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Owl Acquisition, LLC - Revolver	4/17/2032	$7,216
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,239
PMA - Revolver	1/31/2031	1,873
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	675
PPT Group - Revolver	2/28/2031	333
Precision Concepts Parent Inc. - Revolver	8/2/2032	3,159
PRGX - Delayed Draw	12/20/2030	7,749
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Delayed Draw	11/12/2030	692
Pure Wafer - Revolver	11/12/2030	2,308
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	3,803
Red Nucleus - Revolver	10/17/2031	2,476
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	3,397
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	2,642
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	8,118
Substantial Holdco Limited - Delayed Draw	4/20/2030	12,228
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	385
Vasa Fitness, LLC - Delayed Draw	8/15/2030	5,023
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/31/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	613
Vessco Water - Delayed Draw	7/24/2031	1,088
Vessco Water - Revolver	7/24/2031	1,178
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,005
Zeus Fire & Security - Delayed Draw	12/11/2030	14,652
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$405,267

(1) Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2) Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2025.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2025, management is not aware of any pending or threatened litigation.

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

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14. Subsequent Events” for a summary of recent developments.

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

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment; in conjunction with the Company’s portfolio management and valuation team.
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

The following table shows the contractual maturities of our debt obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$180,669	$—	$—	$180,669	$—
JPM Revolving Credit Facility	217,053	—	—	217,053	—
SMBC Revolving Credit Facility	120,000	—	—	120,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$792,722	$—	$110,000	$682,722	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$190,060	$—	$—	$190,060	$—
JPM Revolving Credit Facility	116,041	—	—	116,041	—
SMBC Revolving Credit Facility	72,000	—	—	72,000	—
Total Debt Obligations	$378,101	$—	$—	$378,101	$—

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

Assuming that the statement of financial condition as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(14,662)	$(7,927)	$(5,725)
Down 200 Basis Points	(29,051)	(15,833)	(11,235)
Down 300 Basis Points	(39,646)	(22,031)	(14,973)
Up 100 Basis Points	14,848	7,927	5,883
Up 200 Basis Points	29,696	15,855	11,765
Up 300 Basis Points	44,544	23,782	17,648

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 107.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Bain Capital Private Credit

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Private Credit and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2022 and the period December 21, 2021 (inception) through December 31, 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the four years in the period ended December 31, 2025, and for the period December 21, 2021 (inception) through December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2026

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016.

Bain Capital Specialty Finance, Inc.

Bain Capital Private Credit

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	December 31, 2025	December 31, 2024

Assets
Investments at fair value:
Non-controlled/non-affiliate investment (amortized cost of $1,611,716 and $712,111, respectively)	$1,626,747	$712,198
Non-controlled affiliate investment (amortized cost of $26,126 and $4,800, respectively)	27,206	5,101
Controlled affiliate investment (amortized cost of $27,150 and $0, respectively)	27,305	-
Cash and cash equivalents	32,110	15,441
Foreign cash (cost of $5,912 and $1,006, respectively)	5,959	898
Collateral on derivatives	4,165	833
Restricted cash and cash equivalents	50	50
Interest rate swap	447	-
Deferred financing costs (net of accumulated amortization of $2,537 and $718, respectively)	7,152	7,375
Interest receivable on investments	12,385	6,459
Dividend receivable on investments	602	-
Unrealized appreciation on forward currency exchange contracts	-	1,492
Receivable for investments sold	2,888	510
Prepaid insurance	101	309
Prepaid financing costs	70	75
Other receivables	-	1,786
Total Assets	$1,747,187	$752,527

Liabilities
Debt (net of unamortized debt issuance costs of $2,901 and $0, respectively)	$790,331	$378,101
Distributions payable	7,780	6,006
Interest expense payable	6,727	3,976
Incentive fee payable on income	3,685	1,585
Accrued capital gains incentive fee	1,844	-
Repurchase of Common Shares payable	2,593	1,537
Base management fee payable	3,028	1,316
Accrued expenses and other liabilities	1,088	1,171
Unrealized depreciation on forward currency exchange contracts	2,781	-
Payable for investments purchased	672	401
Total Liabilities	$820,529	$394,093

Commitments and Contingencies (See Note 10)

Net Assets
Common Shares, $0.01 par value (35,671,560 and 13,988,959 shares issued and outstanding, respectively)	357	140
Paid-in-capital in excess of par value	910,502	352,342
Accumulated distributable earnings	15,799	5,952
Total Net Assets	926,658	358,434
Total Liabilities and Total Net Assets	$1,747,187	$752,527

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	December 31, 2025	December 31, 2024

Net Asset Value Per Share
Class I Shares:
Net assets	$926,658	$358,434
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	35,671,560	13,988,959
Net asset value per share	$25.98	$25.62

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$106,746	$46,215	$2,265
Dividend income	1,534	1,482	-
PIK income	10,790	515	-
Other income	8,641	5,953	128
Total interest income from non-controlled/non-affiliate investments	127,711	54,165	2,393

Investment income from non-controlled/affiliate investments:
Interest from investments	42	-	-
Dividend income	300	-	-
Other income	11	-	-
Total interest income from non-controlled/affiliate investments:	353	-	-

Investment income from controlled affiliate investments:
Interest from investments	1,258	-	-
Dividend income	795	-	-
Total interest income from controlled affiliate investments:	2,053	-	-
Total investment income	130,117	54,165	2,393

Expenses
Interest and debt financing expenses	$38,642	$17,339	$772
Incentive fee on income	11,259	4,471	437
Incentive fee on capital gains	1,844	-	-
Professional fees and operating expenses	1,484	3,692	924
Base management fee	9,299	3,350	140
Amortization of deferred offering costs	-	1,285	112
Trustee fees	451	432	432
Organization costs	-	219	996
Other general and administrative expenses	4,195	-	-
Total Expenses Before Fee Waivers	67,174	30,788	3,813
Base management fee waiver	-	-	(8)
Incentive fee waiver	-	-	(289)
Expense recoupment (support)	506	(2,154)	(2,289)
Total Expenses, Net of Fee Waivers	67,680	28,634	1,227
Net Investment Income Before Taxes	62,437	25,531	1,166
Income taxes, including excise taxes	500	200	-
Net Investment Income	61,937	25,331	1,166

Net Realized and Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(211)	463	1,745
Net realized gain on foreign currency transactions	582	50	21
Net realized loss on foreign currency of debt	(2)	(264)	-
Net realized gain on forward currency exchange contracts	68	133	48
Net change in unrealized appreciation on foreign currency translation	119	(108)	6
Net change in unrealized appreciation on foreign currency translation on debt	(2,896)	808	(135)
Net change in unrealized appreciation on forward currency exchange contracts	(4,273)	1,582	(90)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	14,944	64	23
Net change in unrealized appreciation on non-controlled/affiliate investments	779	301	-
Net change in unrealized appreciation on controlled affiliate investments	155	-	-
Total Net Gains	9,265	3,029	1,618

Net Increase in Net Assets Resulting from Operations	$71,202	$28,360	$2,784

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Operations
Net investment income	$61,937	$25,331	$1,166
Net realized gains	437	382	1,814
Net change in unrealized appreciation	8,828	2,647	(196)
Net Increase in Net Assets Resulting from Operations	$71,202	$28,360	$2,784

Distributions to Shareholders
Class I	(61,355)	(22,846)	(2,201)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(61,355)	$(22,846)	$(2,201)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$557,320	$241,111	$110,744
Repurchase of common shares, net of early repurchase deduction	(4,291)	(1,537)	-
Distributions reinvested	5,348	3,076	32
Net Increase from Capital Share Transactions	$558,377	$242,650	$110,776

Net Assets
Total increase in net assets during the period	568,224	248,164	111,359
Net Assets, beginning of period	358,434	110,270	(1,089)
Net Assets at End of Period	$926,658	$358,434	$110,270

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$71,202	$28,360	$2,784
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,268,646)	(605,524)	(197,977)
Proceeds from principal payments and sales of investments	333,831	83,535	7,253
Increase in investments due to PIK	(12,337)	(1,919)	—
Accretion of discounts and amortization of premiums	(3,247)	(1,893)	(62)
Amortization of deferred financing costs and debt issuance costs	1,819	693	26
Amortization of deferred offering costs	—	1,285	112
Net realized (gain) loss from investments	211	(463)	(1,745)
Net realized gain on foreign currency transactions	(582)	(50)	(21)
Net realized loss on foreign currency of debt	2	264	—
Net change in unrealized appreciation on investments	(15,878)	(365)	(23)
Net change in unrealized appreciation on foreign currency translation	(119)	108	(6)
Net change in unrealized appreciation on foreign currency translation on debt	2,896	(808)	135
Net change in unrealized appreciation on forward currency exchange contracts	4,273	(1,582)	90
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(3,332)	(833)	—
Interest receivable on investments	(5,926)	(2,715)	(3,744)
Dividend receivable	(602)	—	—
Interest rate swap	63	—	—
Prepaid insurance	208	(169)	289
Prepaid financing costs	5	(75)	—
Other receivables	1,786	—	—
Due to affiliate	—	(5,420)	3,134
Interest expense payable	2,751	3,224	752
Incentive fee payable on income	2,100	1,437	148
Accrued capital gains incentive fee	1,844	—	—
Accrued expenses and other liabilities	(83)	645	301
Base management fee payable	1,712	1,184	132
Net Cash Used in Operating Activities	(886,049)	(501,081)	(188,422)

Cash Flows From Financing Activities
Borrowings on debt	1,203,881	509,789	99,854
Repayments of debt	(792,158)	(231,133)	-
Payments of financing costs	(4,497)	(5,518)	(2,436)
Payments of offering costs	—	(71)	(478)
Repurchase of Common Shares	(3,235)	—	—
Proceeds from issuance of Common Shares	557,320	241,111	110,744
Shareholder distributions paid	(54,233)	(15,944)	-
Net Cash Provided by Financing Activities	907,078	498,234	207,684
Net Increase (Decrease) in Cash, Foreign Cash, Restricted Cash and Cash Equivalents	21,029	(2,847)	19,262
Effect of foreign currency exchange rates	701	(58)	27
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, Beginning of Period	16,389	19,294	5
Cash, Foreign Cash, Restricted Cash and Cash Equivalents, End of Period	$38,119	$16,389	$19,294

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$34,135	$13,422	$-
Cash paid for excise taxes during the period	155	-	-
Reinvestment of dividends during the period	5,348	3,076	32

Cash and cash equivalents	$32,110	$15,441	$19,031
Restricted cash	50	50	50
Foreign cash	5,959	898	213
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$38,119	$16,389	$19,294

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	—
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$11,874	11,771	11,875
Bridger Aerospace Group Holdings, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.70%	10/28/2030	$1,147	1,093	1,091
Bridger Aerospace Group Holdings, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2030	$—	(32)	(34)
Bridger Aerospace Group Holdings, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.72%	10/28/2030	$20,400	20,203	20,196
BTX Precision (10)(12)(17)	Equity Interest	—	—	—	—	1	1,253	1,917
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	7/25/2030	$7,580	7,537	7,580
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(15)	—
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.60%	7/25/2030	$1,926	1,908	1,926
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$3,659	3,635	3,659
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	7/25/2030	$2,015	2,000	2,015
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$27,036	26,913	26,901
Heads Up Technologies, Inc. (17)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	11.92%	7/23/2031	$18,843	18,757	18,749
Heads Up Technologies, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030	$—	(16)	(17)
Novaria (21)	First Lien Senior Secured Loan	SOFR	3.25%	6.97%	6/6/2031	$2,970	2,973	2,976
Saturn Purchaser Corp. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(5)	—
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$8,129	8,026	8,129
Solairus (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(8)	—
Aerospace & Defense Total							$105,993	$106,963	11.5%

Automotive
Caliber (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.22%	1/30/2031	$2,856	2,856	2,863
Chilton (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031	$1,026	1,020	1,019
Chilton (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031	$—	(22)	(77)
Chilton (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.40%	2/5/2031	$899	875	870
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	11/1/2028	$9,700	9,644	9,700
JHCC Holdings, LLC (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.92%	9/9/2027	$9,408	9,406	9,408
Automotive Total							$23,779	$23,783	2.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030		$2,710	2,677	2,710
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030		$11,011	10,880	11,011
AgroFresh Solutions (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	4/2/2029		$868	842	868
BCC Trillium Foods Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		2	1,740	2,188
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		774	803	865
Hellers (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(2)	(1)
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	93	57	52
Hellers (6)(15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88%PIK)	8.07%	9/27/2030	NZ$	1,097	663	625
SauceCo HoldCo, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.44%	5/13/2030		$2,598	2,572	2,598
SauceCo HoldCo, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	5/13/2030		$48,841	47,403	48,841
Spindrift (10)(12)(17)	Equity Interest	—	—	—	—		1	500	537
Spindrift (15)(17)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,574	1,536	1,574
Beverage, Food & Tobacco Total								$69,671	$71,868	7.8%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.32%	8/27/2030		$546	506	505
AeriTek Global CAD Acquisition Inc. (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	8/27/2030		$12,472	12,298	12,285
Alliance Laundry (21)	First Lien Senior Secured Loan	SOFR	2.25%	6.11%	8/19/2031		$1,973	1,976	1,984
Engineered Products Co., LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/12/2031		$125	116	115
Engineered Products Co., LLC (17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.81%	8/12/2031		$4,778	4,733	4,730
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.97%	7/6/2028		$8,368	8,277	8,368
EXT Acquisitions, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2031		$—	—	—
EXT Acquisitions, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2031		$—	(8)	(8)
EXT Acquisitions, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/19/2031		$15,103	15,028	15,027
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€901	933	1,057
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€279	288	328
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032		$364	361	360
Goodfellow (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£265	341	352
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.43%	2/28/2031		£33	43	39
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	9.44%	2/28/2031		£20	24	27
PPT Group (6)(10)(12)(17)	Equity Interest	—	—	—	—		57	57	51
PPT Group (6)(8)(17)(21)	First Lien Senior Secured Loan	SONIA	5.50%	9.45%	2/28/2031		£929	1,161	1,240
Capital Equipment Total								$46,134	$46,460	5.0%

Chemicals, Plastics & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029		$6,116	6,048	5,811
Duraco (5)(16)(17)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.24%	6/6/2029		$127	118	96
Plaskolite PPC Intermediate II LLC (8)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	11.86%	5/9/2030		$19,382	19,051	18,994
Plaskolite PPC Intermediate II LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	2/7/2030		$152	128	124
Solenis (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	6/20/2031		$3,960	3,943	3,932
V Global Holdings LLC (13)(17)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027		$11,601	11,530	11,021
Chemicals, Plastics & Rubber Total								$40,818	$39,978	4.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Construction & Building
AGS American Glass Services Acquisition, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$7,625	7,590	7,587
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(10)	(11)
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(5)	(20)
AGS American Services Investments, L.P. (10)(12)(17)	Equity Interest	—	—	—	—	15	1,486	1,486
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$8,500	8,258	8,330
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$850	820	833
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$262	262	254
G702 Buyer, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(21)	(23)
G702 Buyer, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/2/2031	$7,803	7,696	7,686
Quikrete Holdings (21)	First Lien Senior Secured Loan	SOFR	2.25%	5.97%	1/30/2032	$1,985	1,981	1,993
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.84%	12/11/2030	$500	500	462
Zeus Fire & Security (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(8)	(3)
Zeus Fire & Security (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	12/11/2030	$4,082	4,082	4,072
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.85%	12/11/2030	$10,383	10,319	10,357
Construction & Building Total							$42,950	$43,003	4.6%

Consumer Goods: Durable
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(4)	(5)
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(25)	(14)
New Milani Group LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.44%	6/26/2031	$18,893	18,720	18,799
Consumer Goods: Durable Total							$18,691	$18,780	2.0%

Consumer Goods: Non-Durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	10.57%	1/24/2028	$3,977	3,957	3,938
Hempz (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(16)	(35)
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$10,567	10,496	10,408
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	2/21/2031	$10,808	10,688	10,808
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(41)	—
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$21,652	21,361	21,327
Summer Fridays, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(35)	(39)
WU Holdco, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/15/2032	$17,663	17,584	17,663
WU Holdco, Inc. (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(12)	—
WU Holdco, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.40%	4/15/2032	$94	89	94
Consumer Goods: Non-Durable Total							$64,071	$64,164	6.9%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	10.10%	12/29/2027	$11,818	11,570	11,818
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	9.83%	12/29/2027	$303	292	305
Five Star (14)	First Lien Senior Secured Loan	SOFR	4.25%	7.99%	5/5/2029	$1,980	1,959	1,977
Novolex (14)	First Lien Senior Secured Loan	SOFR	3.18%	6.89%	4/13/2029	$4,000	3,991	4,008
Precision Concepts Canada Corporation (6)(8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$1,863	1,845	1,844
Precision Concepts Parent Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	8/2/2032	$7,540	7,467	7,465
Precision Concepts Parent Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/2/2032	$339	305	304
Precision Concepts Parent Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$4,279	4,239	4,236
Precision Concepts Parent Inc. (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.59%	8/2/2032	$3,040	3,025	3,010
Technimark (14)	First Lien Senior Secured Loan	SOFR	3.25%	6.98%	4/14/2031	$2,970	2,963	2,953
Containers, Packaging & Glass Total							$37,656	$37,920	4.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
BCC HGS Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		9	1,333	1,333
Humic Acquisition Holdings, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/21/2031		$—	(10)	(11)
Humic Acquisition Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.63%	10/21/2031		$1,169	1,144	1,143
Humic Acquisition Holdings, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.48%	10/21/2031		$18,135	18,047	18,044
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.95%	5/14/2032		£546	726	729
Meteor UK Bidco Limited (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031		£—	—	—
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	5/14/2032		£911	1,214	1,216
Reconomy (6)(13)(17)(21)(29)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	7/12/2029		£2,499	3,166	3,229
Reconomy (6)(13)(17)(21)(30)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.27%	7/12/2029		£2,499	3,113	3,339
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029		£2,324	2,933	3,126
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029		€937	1,022	1,100
Environmental Industries Total								$32,688	$33,248	3.6%

FIRE: Finance
Allworth Financial Group, L.P. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027		$2,172	2,161	2,172
Allworth Financial Group, L.P. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027		$—	(1)	—
Avalon Bidco Limited (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.22%	4/16/2032		£291	373	379
Avalon Bidco Limited (6)(13)(17)(18)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032		£1,376	1,801	1,828
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/18/2028		$1,228	1,228	1,228
Choreo (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.72%	2/18/2028		$60	60	60
DRW (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.22%	6/26/2031		$4,950	4,956	4,893
Endurance Holdco Limited (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—		3,810	4,923	5,023
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.49%	3/18/2030		$3,915	3,901	3,936
Jane Street (21)	First Lien Senior Secured Loan	SOFR	2.00%	5.82%	12/15/2031		$4,948	4,898	4,931
Kestra (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	3/21/2031		$2,970	2,963	2,979
Lagerbox (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.55%	12/20/2028		€750	779	880
LEP SAL Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—		1,250	1,646	1,682
Monarch Finco, LLC (5)(14)(17)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	8.09%	10/29/2032		$1,825	1,798	1,798
Monarch Finco, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/29/2032		$—	(4)	(4)
Monarch Finco, LLC (13)(14)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.09%	10/29/2032		$6,257	6,196	6,194
Monarch Finco, LLC (13)(14)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.09%	10/29/2032		$13,296	13,166	13,163
PMA (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031		$—	(6)	—
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031		$17,390	17,190	17,390
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	—	156
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	—	545
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		36	3,641	3,644
Tartan Bidco Pty. Ltd. (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.25%	8.96%	12/31/2027	AUD	3,173	2,043	2,106
Tartan Bidco Pty. Ltd. (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2027	AUD	—	(7)	(2)
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/2/2028		$—	(16)	—
Wealth Enhancement Group (WEG) (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028		$4,693	4,692	4,693
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028		$—	(3)	—
FIRE: Finance Total								$78,378	$79,674	8.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	11/6/2030	$4,917	4,896	4,919
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	7.82%	8/19/2028	$3,939	3,926	3,948
Broadstreet Partners, Inc. (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.47%	6/13/2031	$2,972	2,965	2,985
Simplicity (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.40%	12/31/2031	$2,410	2,388	2,410
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(22)	—
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.40%	12/31/2031	$15,565	15,432	15,565
FIRE: Insurance Total							$29,585	$29,827	3.2%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2030	$10,280	10,233	10,229
Accident Care Alliance Holdco LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2030	$—	(5)	(21)
Accident Care Alliance Holdco LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	8/20/2030	$629	609	608
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$17,227	16,991	17,227
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$2,478	2,478	2,478
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$4,968	4,929	4,968
AEG Vision (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$9,825	9,806	9,825
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$2,471	2,462	2,471
Alldent Holding GmbH (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/15/2032	€—	—	—
Alldent Holding GmbH (17)(21)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	11/15/2032	€4,177	4,795	4,853
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(17)	(19)
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(24)	(13)
AOM Infusion (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$10,723	10,628	10,669
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.50%	5/31/2028	$13,373	13,321	13,105
Beacon Specialized Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	3/25/2028	$2,248	2,207	2,248
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	3/25/2028	$4,261	4,232	4,261
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$10,417	10,276	10,261
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$5,792	5,741	5,705
CRH Healthcare Purchaser, Inc. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/17/2031	$34,358	34,194	34,186
CRH Healthcare Purchaser, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031	$—	(20)	(41)
CRH Healthcare Purchaser, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031	$—	(16)	(16)
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—	1,127	1,127	1,233
EHE Health (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$13,261	13,157	13,261
Masco (6)(15)(17)(21)	Subordinated Debt	EURIBOR	9.25% (0.75% PIK)	12.23%	10/4/2032	€5,666	6,111	6,716
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.37%	8/29/2031	€267	276	307
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€19	19	22
Nafinco (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031	€1,464	1,592	1,710
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—	7	698	740
Odyssey Behavioral Health (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(35)	—
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$10,515	10,406	10,515
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	2/28/2029	$9,668	9,591	9,668
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(17)	—
Psychiatric Medical Care LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032	$—	(46)	(50)
Psychiatric Medical Care LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$14,350	14,184	14,171
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.06%	10/17/2031	$310	281	310
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.22%	10/17/2031	$420	399	420
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$6,530	6,462	6,530
RedMed Operations (Collage Rehabilitation) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(8)	—
RedMed Operations (Collage Rehabilitation) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.77%	2/28/2031	$293	280	293
RedMed Operations (Collage Rehabilitation) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$15,444	15,378	15,444
Soliant (21)	First Lien Senior Secured Loan	SOFR	3.75%	7.79%	7/18/2031	$1,917	1,926	1,563
USME Holdco LLC (15)(17)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031	$16,386	16,291	16,304
Vatica Health, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2032	$—	(18)	(18)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Vatica Health, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032	$17,461	17,290	17,286
WellSky (21)	First Lien Senior Secured Loan	SOFR	2.86%	6.58%	3/10/2028	$1,985	1,985	1,993
WSHP Cottonwood Buyer, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2032	$—	(9)	(9)
WSHP Cottonwood Buyer, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/18/2032	$—	(18)	(18)
WSHP Cottonwood Buyer, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	12/18/2032	$7,200	7,164	7,164
Healthcare & Pharmaceuticals Total							$257,286	$258,539	27.9%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£6,481	8,106	8,719
Appriss (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(21)	—
Appriss (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.69%	3/10/2031	$634	593	634
Appriss (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.74%	3/10/2031	$21,276	21,138	21,276
Chartbeat (10)(12)(17)	Warrants	—	—	—	—	2	—	532
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,075	5,992	6,075
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$13,630	13,476	13,630
Galanthus Group Holdings, Limited (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/24/2031	£—	(28)	(28)
Galanthus Group Holdings, Limited (17)(18)	First Lien Senior Secured Loan	SONIA	5.50%	9.23%	12/24/2031	£7,856	10,498	10,462
Galanthus Group Holdings, Limited (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/24/2031	$—	(28)	(28)
Galanthus Group Holdings, Limited (17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.15%	12/24/2031	$10,450	10,346	10,346
Galanthus Group Holdings, Limited (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/24/2031	£—	—	—
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(14)	—
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(21)	—
Govineer Solutions (fka Black Mountain) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$15,733	15,639	15,733
HG Insights, Inc. (10)(12)(17)	Equity Interest	—	—	—	—	1,625	2,502	2,773
HG Insights, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.23%	6/16/2031	$34,365	33,740	34,021
LogRhythm (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(11)	(19)
LogRhythm (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.34%	7/2/2029	$4,546	4,450	4,364
New Gen Holding (6)(8)(15)(17)(21)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031	€5,863	6,585	6,829
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	1,996
PayRange (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(7)	—
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	10/31/2030	$2,108	2,091	2,108
PayRange (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.75%	10/31/2030	$18,041	17,951	18,041
PlentyMarkets (6)(13)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.53%	4/2/2032	€1,527	1,656	1,779
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	8/31/2028	$2,945	2,938	2,965
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	10.76%	12/5/2030	$7,975	7,910	7,895
RetailNext (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	12/5/2030	$1,000	987	984
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	6,052
SensorTower (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(5)	—
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$3,881	3,843	3,881
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$3,934	3,909	3,934
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$1,464	1,455	1,464
Utimaco (6)(8)(17)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€5,551	6,057	6,515
High Tech Industries Total							$183,877	$192,933	20.8%

Hotel, Gaming & Leisure
Awayday (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032	$—	(33)	—
Awayday (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$2,494	2,470	2,494
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$22,851	22,653	22,851
Awayday (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032	$—	(32)	—
Awayday (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032	$—	(5)	—
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	837
City BBQ (4)(5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	(35)
City BBQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(17)	(13)
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030	$7,487	7,436	7,449
Le Berger SA (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.77%	2/21/2028	€500	522	587

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Pollo Tropical (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(7)	—
Pollo Tropical (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.07%	10/23/2029	$6,047	5,989	6,047
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028	$9,503	9,362	9,503
Hotel, Gaming & Leisure Total							$49,072	$49,720	5.4%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$—	(3)	(15)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031	$—	(1)	(4)
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$883	879	861
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$635	621	619
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.23%	6/29/2029	£1,134	1,416	1,303
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.61%	9/2/2029	£3,750	4,377	4,135
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029	£8,100	10,225	10,324
Media: Advertising, Printing & Publishing Total							$17,514	$17,223	1.9%

Metals & Mining
Elevation NewCo Intermediate, LLC (10)(12)(17)	Equity Interest	—	—	—	—	328	—	—
Elevation NewCo, LLC (4)(5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031	$—	—	(54)
Elevation NewCo, LLC (17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.60%	8/1/2031	$7,014	6,948	6,944
Elevation NewCo, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031	$—	(15)	(16)
Lindstrom, LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	12/30/2032	$2,451	2,350	2,367
Lindstrom, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/30/2032	$43,612	43,122	43,067
Metals & Mining Total							$52,405	$52,308	5.6%

Retail
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	10
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€4,412	4,799	5,177
Retail Total							$4,809	$5,187	0.6%

Services: Business
ACAMS (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/30/2031	$—	(53)	—
ACAMS (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	12/30/2031	$27,506	27,231	27,506
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	593
Advanced Aircrew (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	—
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.22%	7/26/2030	$4,655	4,619	4,655
Allbridge (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	6/5/2030	$4,925	4,898	4,925
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	—	—
AMI (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031	$—	(14)	—
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$10,557	10,492	10,557
BLI Buyer, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2031	$—	—	—
BLI Buyer, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2031	$—	(10)	(11)
BLI Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.84%	10/31/2031	$9,629	9,582	9,581
Cube (5)(6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.07%	5/20/2031	$158	153	154
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.08%	5/20/2031	$121	102	100
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031	$9,426	9,426	9,426
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	13.73%	5/22/2032	£2,185	2,992	2,939
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	3/18/2030	$4,913	4,871	4,913
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$821	817	821
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$2,629	2,613	2,628
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(6)	—
DSN (Dealer Services Network) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/9/2027	$4,950	4,928	4,950
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	1,665	571	1,307
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	—	—
DTIQ (5)(17)(23)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.22%	9/30/2029	$630	630	583
DTIQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(24)	(63)
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.22%	9/30/2029	$21,011	20,736	20,696

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.07%	10/30/2030	$1,272	1,240	1,266
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.09%	10/30/2030	$714	689	714
Easy Ice (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$11,560	11,420	11,560
Electronic Merchant Systems (17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.50%	8/1/2030	$3,266	3,227	3,266
Electronic Merchant Systems (10)(12)(17)	Equity Interest	—	—	—	—	72	496	969
Electronic Merchant Systems (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.48%	8/1/2030	$9,121	8,999	9,121
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.25%	6.97%	6/17/2031	$1,970	1,953	1,979
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	4/9/2030	$3,467	3,442	3,424
E-Tech Group (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(5)	(9)
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(7)	(17)
Fiduciaire Jean-Marc Faber (FJMF) (6)(8)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€3,566	3,904	4,143
Grant Thornton (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.47%	6/2/2031	$2,970	2,967	2,979
Hollywood LP (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—	4,676	6,072	6,164
LEP CP Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—	714	948	1,019
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	4/30/2031	$3,960	3,960	3,972
PRGX (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030	$—	(33)	(116)
PRGX (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$12,219	12,115	12,035
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,607
Pure Wafer (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.07%	11/12/2030	$1,613	1,604	1,613
Pure Wafer (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030	$—	(19)	—
Pure Wafer (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.07%	11/12/2030	$7,778	7,715	7,778
R1 RCM Inc. (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	11/19/2031	$2,779	2,764	2,791
R1 RCM Inc. (5)(9)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/19/2031	$—	(1)	1
Rydoo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.87%	9/26/2031	€2,802	3,201	3,288
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	352	412	463
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	821	962	1,277
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	8.87%	9/12/2031	€778	861	913
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	892	967	1,310
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.57%	2/22/2031	€3,600	3,870	4,225
Services: Business Total							$190,261	$193,995	20.9%

Services: Consumer
CorePower Yoga, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$35,897	35,738	35,897
CorePower Yoga, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(3)	—
CorePower Yoga, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(11)	—
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.75%	12.44%	6/21/2029	$1,707	1,682	1,622
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	12.64%	6/21/2029	$182	182	159
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	12.49%	6/21/2029	$216	213	205
Owl Acquisition, LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$25,174	25,089	24,670
Owl Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/17/2032	$—	(24)	(144)
Owl Acquisition, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.69%	4/17/2032	$609	601	540
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.87%	7/25/2028	$1,370	1,337	1,369
Spotless Brands (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.37%	7/25/2028	$9,618	9,586	9,618

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Vasa Fitness Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.07%	8/15/2030		$21,167	20,935	20,903
Vasa Fitness, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030		$—	(11)	(13)
Vasa Fitness, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.08%	8/15/2030		$3,029	2,985	2,928
WhiteWater Express (15)(17)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031		$16,662	16,547	16,662
Services: Consumer Total								$114,846	$114,416	12.3%

Telecommunications
Allo Holdco Borrower LLC (15)(17)	Subordinated Debt	—	7.50% (8.00% PIK)	15.50%	4/16/2032		$15,184	14,988	14,956
Altafiber (fka Cincinnati Bell) (14)	First Lien Senior Secured Loan	SOFR	2.25%	5.97%	11/22/2028		$1,975	1,975	1,980
Substantial Holdco Limited (5)(6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	8.00% (4.00% PIK)	12.00%	4/20/2030		£5,058	6,768	6,803
Telecommunications Total								$23,731	$23,739	2.6%

Transportation: Cargo
Gulf Winds International (13)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028		$9,750	9,580	9,262
ICAT Logistics, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.97%	3/1/2029		$11,181	11,019	11,013
ICAT Logistics, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.97%	3/1/2029		$1,648	1,600	1,549
ICAT Logistics, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029		$—	(14)	(15)
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028		$7,760	7,623	7,760
Transportation: Cargo Total								$29,808	$29,569	3.2%

Utilities: Electric
KAMC Holdings, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031		$32,926	32,581	32,556
KAMC Holdings, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.07%	8/1/2031		$986	946	943
Utilities: Electric Total								$33,527	$33,499	3.6%

Utilities: Water
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031		$—	(3)	—
Vessco Water (17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.23%	7/24/2031		$1,119	1,114	1,119
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.22%	7/24/2031		$2,923	2,910	2,923
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031		$—	(9)	—
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.22%	7/24/2031		$8,658	8,594	8,658
Utilities: Water Total								$12,606	$12,700	1.4%

Wholesale
Abracon Group Holding, LLC. (8)(12)(15)(17)(19)(27)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028		$15,577	13,926	9,346
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	12/19/2030		$9,506	9,484	9,506
Blackbird Purchaser, Inc. (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2030		$—	(2)	—
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.42%	12/19/2029		$1,403	1,400	1,403
Chex Finer Foods, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031		$7,296	7,254	7,296
Chex Finer Foods, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(25)	—
Chex Finer Foods, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(17)	—
Fifty AU Bidco Pty Ltd (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	BBSY	5.00%	8.79%	8/1/2031	AUD	3,229	2,081	2,144
Fifty U.S. Bidco Inc (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(5)	(22)
Fifty U.S. Bidco Inc (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	8/1/2031		$1,749	1,718	1,723
Fifty U.S. Bidco Inc (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031		$6,209	6,180	6,178
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	12/28/2029		$9,726	9,566	9,677
Wholesale Total								$51,560	$47,251	5.1%
Non-Controlled/Non-Affiliate Investments Total								$1,611,716	$1,626,747	175.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
Beverage, Food & Tobacco
BCC CPK Investments 2, LP (7)(10)(12)(17)	Equity Interest	—	—	—	—	7,399	7,399	7,399
CPK IPCO Buyer LLC (7)(17)	Subordinated Debt	—	12.00%	12.00%	12/22/2031	$12,209	12,027	12,026
Beverage, Food & Tobacco Total							$19,426	$19,425	2.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	100	143
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	—	—
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(17)	Preferred Equity	—	—	—	—	7	6,600	7,638
FIRE: Finance Total							$6,700	$7,781	0.8%
Non-Controlled/Affiliate Investments Total							$26,126	$27,206	2.9%

Controlled Affiliate Investments
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Equity Interest Investment Vehicles	—	—	—	—	2,250	6,900	6,978
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	87
Bain Capital Senior Loan Program II, LLC (6)(7)(17)(21)(28)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/24/2036	$20,240	20,240	20,240
Investment Vehicles Total							$27,150	$27,305	3.0%
Controlled Affiliate Investments Total							$27,150	$27,305	3.0%
Investments Total							$1,664,992	$1,681,258	181.4%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents		—	3.69%	—	$22,949	22,949	22,949
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	3.68%	—	$4,830	4,830	4,830
Cash Equivalents Total							$27,779	$27,779	3.0%
Investments and Cash Equivalents Total							$1,692,771	$1,709,037	184.4%

Interest Rate Swaps

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	Series 2025 Senior Notes, Tranche A Notes	5.92%	SOFR + 2.43%	BNP Paribas	11/29/2028	$110,000	$-	$229
Interest Rate Swap	Series 2025 Senior Notes, Tranche B Notes	6.25%	SOFR + 2.69%	BNP Paribas	11/29/2030	$165,000	$-	$218
								$447

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation/Depreciation(8)
US DOLLARS 11,813	EURO 11,322	Bank of New York Mellon	1/9/2026	$(1,491)
US DOLLARS 1,390	POUND STERLING 1,080	Bank of New York Mellon	3/30/2026	(62)
US DOLLARS 3,608	EURO 3,290	Bank of New York Mellon	3/30/2026	(272)
US DOLLARS 6,402	POUND STERLING 4,930	Bank of New York Mellon	4/16/2026	(228)
US DOLLARS 1,157	POUND STERLING 870	BNP Paribas	5/18/2026	(13)
US DOLLARS 6,486	EURO 5,670	BNP Paribas	5/21/2026	(215)
US DOLLARS 449	NEW ZEALAND DOLLAR 780	Bank of New York Mellon	6/15/2026	(2)
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,770	BNP Paribas	6/25/2026	(61)
US DOLLARS 2,735	POUND STERLING 2,020	BNP Paribas	6/25/2026	19
US DOLLARS 883	AUSTRALIAN DOLLARS 1,350	Bank of New York Mellon	7/31/2026	(16)
US DOLLARS 4,548	EURO 3,885	BNP Paribas	7/31/2026	(57)
US DOLLARS 6,746	EURO 5,680	Bank of New York Mellon	8/10/2026	10
US DOLLARS 233	AUSTRALIAN DOLLARS 350	Bank of New York Mellon	9/16/2026	-
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	(57)
US DOLLARS 10,453	POUND STERLING 7,750	Bank of New York Mellon	9/25/2026	38
US DOLLARS 6,639	EURO 5,560	Bank of New York Mellon	10/2/2026	33
US DOLLARS 14,404	POUND STERLING 10,870	Wells Fargo	11/10/2026	(200)
US DOLLARS 6,344	EURO 5,390	Wells Fargo	11/20/2026	(71)
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(136)
				$(2,781)

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a EURIBOR, SOFR, SONIA, BKBM or BBSY interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars.

3. Percentages are based on the Company’s net assets of $926,658 as of December 31, 2025.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets totaled 11.6% of the Company’s total assets.

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

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $70,554 or 7.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
Bain Capital Senior Loan Program II, LLC	3/24/2025
BCC CPK Investments 2, LP	12/8/2025
BCC HGS Investments 2, LP	10/21/2025
BCC Trillium Foods Investments 2, LP	5/13/2025
BCPC Project Aberdeen, LLC.	7/3/2024
BTX Precision	7/25/2024
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTIQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Endurance Holdco Limited	11/14/2025
Galeria	8/1/2024
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
PPT Group	2/28/2025
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Spindrift	2/19/2025

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

27. Loan was on non-accrual status as of December 31, 2025.

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2025, the Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share. The Company is offering to the public three classes of Common Shares: Class S shares, Class D shares and Class I shares. The differences among the share classes relate to ongoing shareholder servicing and/or distribution fees, with Class S shares and Class D shares subject to ongoing and shareholder servicing and/or distribution fees of 0.85% and 0.25%, respectively and Class I shares are not subject to a shareholder servicing and/or distribution fee. In addition, although neither the Company nor Emerson Equity LLC (the “Managing Dealer”) will charge upfront sales loads with respect to Class S shares, Class D shares or Class I shares, if the purchases of Class S shares or Class D shares is through certain financial intermediaries, such intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares. Selling agents will not charge such fees on Class I shares. Class S shares are available through brokerage and transaction-based accounts. Class D shares are generally available for purchase in this offering only (1) through fee-based programs, also known as wrap accounts, that provide access to Class D shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares, (3) through transaction/ brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) other categories of investors that we name in an amendment or supplement to this prospectus. Class I shares are generally available for purchase in this offering only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) by the Company’s executive officers and Trustees and their immediate family members, as well as officers and employees of the Advisor or other affiliates and their immediate family members, and, if approved by the Board, joint venture partners, consultants and other service providers, or (5) by other categories of investors that the Company names in an amendment or supplement to this prospectus. In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering and does not enter into a new relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares. The Company may also offer Class I shares to certain feeder vehicles primarily created to hold Class I shares, which in turn offer interests in themselves to investors. The Company expects to conduct such offerings pursuant to exceptions to registration under the Securities Act and not as a part of the Company’s offering. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests. The Company may also offer Class I shares to other investment vehicles.

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

Our operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's shareholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 11, underlying investment cost and market value as disclosed on the Consolidated Schedule of Investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment; in conjunction with the Company’s portfolio management and valuation team.
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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $2.6 million, $1.5 million and 0.0 million, of dividend income, respectively, of which, $1.3 million, $1.5 million and 0.0 million, relate to PIK dividends, respectively. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there was one and zero loans on non-accrual, respectively.

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that provides for the reinvestment of cash distributions and other distributions. Shareholders who do not “opt out” of the Company’s distribution reinvestment plan will have their cash distributions and other distributions (net of applicable withholding tax) automatically reinvested in additional Common Shares, rather than receiving cash distributions and other distributions.

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

Subscriptions Received in Advance

Subscriptions received in advance represent amounts paid by investors for Common Shares which have not yet been included in shareholders' capital as of December 31, 2025. The amounts paid are included in cash on the Company's Statements of Assets and Liabilities.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Debt" and "Note 7. Derivatives” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2025, the tax years that remain subject to examination are from 2022 forward.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through March 12, 2026, the issuance date of the Consolidated Financial Statements, and noted no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements (“ASU 2025-11”), which improves the navigability of required interim disclosures and clarifies when that guidance is applicable. Additionally, ASU 2025-11 provides additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,464,929	88.0%	$1,467,754	87.3%
Second Lien Senior Secured Loan	18,757	1.1	18,749	1.1
Subordinated Debt	103,042	6.2	103,961	6.2
Preferred Equity	22,927	1.4	24,362	1.4
Equity Interest	28,187	1.7	37,894	2.3
Warrants	—	—	1,233	0.1
Subordinated Notes in Investment Vehicles (1)	20,240	1.2	20,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	87	0.0
Equity Interests in Investment Vehicles (1)	6,900	0.4	6,978	0.4
Total	$1,664,992	100.0%	$1,681,258	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$1,495,779	89.9%	$1,506,911	89.7%
United Kingdom	79,946	4.8	80,952	4.8
Germany	17,872	1.1	18,545	1.1
Canada	17,243	1.0	17,335	1.0
Luxembourg	10,770	0.6	11,550	0.7
Jersey	10,995	0.7	11,187	0.7
France	6,585	0.4	6,829	0.4
Italy	6,111	0.4	6,716	0.4
Belgium	5,958	0.4	6,528	0.4
Ireland	4,837	0.3	5,535	0.3
Australia	4,117	0.2	4,248	0.3
Guernsey	2,174	0.1	2,207	0.1
Netherlands	1,887	0.1	2,039	0.1
New Zealand	718	0.0	676	0.0
Total	$1,664,992	100.0%	$1,681,258	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$257,286	15.4%	$258,539	15.3%
Services: Business	190,261	11.4	193,995	11.5
High Tech Industries	183,877	11.0	192,933	11.4
Services: Consumer	114,846	6.9	114,416	6.8
Aerospace & Defense	105,993	6.4	106,963	6.4
Beverage, Food & Tobacco	89,097	5.4	91,293	5.4
FIRE: Finance (1)	85,078	5.1	87,455	5.2
Consumer Goods: Non-Durable	64,071	3.8	64,164	3.8
Metals & Mining	52,405	3.1	52,308	3.1
Hotel, Gaming & Leisure	49,072	2.9	49,720	3.0
Wholesale	51,560	3.1	47,251	2.8
Capital Equipment	46,134	2.8	46,460	2.8
Construction & Building	42,950	2.6	43,003	2.6
Chemicals, Plastics & Rubber	40,818	2.5	39,978	2.4
Containers, Packaging & Glass	37,656	2.3	37,920	2.3
Utilities: Electric	33,527	2.0	33,499	2.0
Environmental Industries	32,688	2.0	33,248	2.0
FIRE: Insurance (1)	29,585	1.8	29,827	1.8
Transportation: Cargo	29,808	1.8	29,569	1.8
Investment Vehicles (2)	27,150	1.6	27,305	1.6
Automotive	23,779	1.4	23,783	1.4
Telecommunications	23,731	1.4	23,739	1.4
Consumer Goods: Durable	18,691	1.1	18,780	1.1
Media: Advertising, Printing & Publishing	17,514	1.1	17,223	1.0
Utilities: Water	12,606	0.8	12,700	0.8
Retail	4,809	0.3	5,187	0.3
Total	$1,664,992	100.0%	$1,681,258	100.0%

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

(1)
Finance, Insurance, and Real Estate (“FIRE”).

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II are $100 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of December 31, 2025, the total capital commitments to SLP II were $300 million.

As of December 31, 2025, the Company’s investment in SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.1 million and equity interests of $7.0 million. As of December 31, 2024, SLP II had not commenced operations and the Company had no investment in SLP II.

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

On March 19, 2025, SLP II, through SLP 2 MM CLO WH 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $100.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with NatWest Markets Plc, subject to leverage and borrowing base restrictions (the “MM CLO WH 1 Credit Facility”). The maturity date of the MM CLO WH 1 Credit Facility is March 19, 2029. With an effective rate of 6.1% per annum, as of December 31, 2025, the MM CLO WH 1 Credit Facility had $98.3 million of outstanding debt under the credit facility.

Below is a summary of SLP II’s portfolio at fair value:

As of
December 31, 2025
Total investments	$141,011
Weighted average yield on investments	9.2%
Number of borrowers in SLP II	27
Largest portfolio company investment	$9,975
Total of five largest portfolio company investments	$34,742
Unfunded commitments	$—

Below is a listing of SLP II’s individual investments as of December 31, 2025:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$4,950	4,899	4,949
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$4,950	4,950	4,949
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$4,988	4,964	4,962
Saturn Purchaser Corp. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$4,887	4,887	4,886
Aerospace & Defense Total							$19,700	$19,746	207.2%

Automotive
Chilton (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031	$4,963	4,930	4,925
Automotive Total							$4,930	$4,925	51.7%

Capital Equipment
Ergotron Acquisition LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.97%	7/6/2028	$4,944	4,944	4,944
Capital Equipment Total							$4,944	$4,944	51.9%

Construction & Building
AGS American Glass Services Acquisition, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$4,988	4,964	4,963
Construction & Building Total							$4,964	$4,963	52.1%

Consumer Goods: Non-Durable
Hempz (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$4,653	4,619	4,583
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$9,950	9,812	9,801
Consumer Goods: Non-Durable Total							$14,431	$14,384	150.9%

FIRE: Finance
PMA (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031	$4,988	4,921	4,988
FIRE: Finance Total							$4,921	$4,988	52.3%

Healthcare & Pharmaceuticals
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$4,950	4,950	4,950
AOM Infusion (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$4,988	4,942	4,963
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$4,950	4,907	4,950
Odyssey Behavioral Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$4,950	4,896	4,950
RedMed Operations (Collage Rehabilitation) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$4,975	4,908	4,975
Red Nucleus (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$4,963	4,905	4,963
Healthcare & Pharmaceuticals Total							$29,508	$29,751	312.1%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
High Tech Industries
Govineer Solutions (fka Black Mountain) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$4,988	4,955	4,988
SensorTower (8)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$2,730	2,730	2,730
High Tech Industries Total							$7,685	$7,718	81.0%

Hotel, Gaming & Leisure
Awayday (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$4,990	4,935	4,990
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030	$4,950	4,950	4,925
Hotel, Gaming & Leisure Total							$9,885	$9,915	104.0%

Services: Business
AMI (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$4,963	4,930	4,963
Easy Ice (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$4,950	4,885	4,950
Services: Business Total							$9,815	$9,913	104.0%

Services: Consumer
CorePower Yoga, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$4,975	4,952	4,975
Owl Acquisition, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$4,988	4,953	4,888
Services: Consumer Total							$9,905	$9,863	103.5%

Utilities: Electric
KAMC Holdings, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031	$5,019	4,965	4,963
Utilities: Electric Total							$4,965	$4,963	52.0%

Wholesale
Chex Finer Foods, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031	$9,975	9,917	9,975
Fifty U.S. Bidco Inc (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031	$4,988	4,964	4,963
Wholesale Total							$14,881	$14,938	156.6%

Investments Total							$140,534	$141,011	1479.3%

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3. Percentages are based on the Company’s net assets of $9,532 as of December 31, 2025.

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

24. Tick mark not used

25. Tick mark not used

26. Tick mark not used

Below is the financial information for SLP II:

Selected Balance Sheet Information

As of
December 31, 2025
ASSETS
Investments at fair value (cost basis of $140,534)	$141,011
Cash and cash equivalents	5,702
Prepaid expenses	4,514
Deferred financing costs (net of accumulated amortization of $79)	321
Interest receivable on investments	788
Total assets	$152,336

LIABILITIES
Subordinated notes payable to members	$40,490
Interest payable on subordinated notes payable to members	1,035
Interest payable on debt	1,701
Revolving credit facility	98,323
Dividend payable	667
Accounts payable and accrued expenses	588
Total liabilities	$142,804

MEMBERS' EQUITY
Members’ equity	9,532
Total members' equity	9,532
Total liabilities and members’ equity	$152,336

Selected Statement of Operations Information

For the period March 24, 2025 (commencement of operations) through December 31, 2025

Investment income
Interest income	$8,452
Total investment income	8,452

Expenses
Interest and debt financing expenses	3,765
Interest expense on subordinated notes payable to members	2,516
Professional fees and other expenses	927
Total expenses	7,208
Net investment income	1,244

Net realized and unrealized gains
Net realized gain on investments	33
Net change in unrealized appreciation on investments	477
Total net gain	510
Net increase in members' equity from operations	$1,754

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$71,500	$1,396,254	$—	$1,467,754
Second Lien Senior Secured Loan	—	—	18,749	—	18,749
Subordinated Debt	—	—	103,961	—	103,961
Preferred Equity	—	—	24,362	—	24,362
Equity Interest	—	—	37,894	—	37,894
Warrants	—	—	1,233	—	1,233
Subordinated Note Investment Vehicles (1)	—	—	20,240	—	20,240
Preferred Equity in Interest Investment Vehicles (1)	—	—	—	87	87
Equity Interest in Investment Vehicles (1)	—	—	—	6,978	6,978
Total Investments	$—	$71,500	$1,602,693	$7,065	$1,681,258
Cash equivalents	$27,779	$—	$—	$—	$27,779
Forward currency exchange contracts (liability)	$—	$(2,781)	$—	$—	$(2,781)
Interest rate swap	$—	$447	$—	$—	$447

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2025	$661,476	$—	$5,147	$14,694	$10,984	$628	$—	$692,929
Purchases of investments and other adjustments to cost	994,124	18,749	83,996	13,466	18,937	—	20,240	1,149,512
Paid-in-kind interest income	3,000	—	8,414	923	—	—	—	12,337
Net accretion of discounts (amortization of premiums)	3,000	8	163	2	—	—	—	3,173
Principal repayments and sales of investments	(271,451)	—	—	(750)	(277)	—	—	(272,478)
Net change in unrealized appreciation on investments	4,950	(8)	1,173	1,095	8,250	605	—	16,065
Net realized gain on investments	1,155	—	—	—	—	—	—	1,155
Reclassifications	—	—	5,068	(5,068)	—	—	—	—
Balance as of December 31, 2025	$1,396,254	$18,749	$103,961	$24,362	$37,894	$1,233	$20,240	$1,602,693
Change in unrealized appreciation attributable to investments still held at December 31, 2025	$5,186	$(8)	$1,173	$1,095	$8,250	$605	$—	$16,301

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2025, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2025 were as follows:

	As of December 31, 2025
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs(3)					Weighted Average (2)
First Lien Senior Secured	$1,177,789	Discounted cash flows	Comparative Yield	5.3%		—	16.2%		9.6%
First Lien Senior Secured	9,346	Comparable company multiple	EBITDA Multiple			—			13.7	x
Second Lien Senior Secured	18,749	Discounted Cash Flows	Comparative Yield			—			12.9%
Subordinated Note Investment Vehicles	20,240	Collateral Coverage	Recovery Rate			—			100.0%
Subordinated	91,935	Discounted cash flows	Comparative Yield	13.2%		—	18.3%		16.7%
Equity Interest	143	Comparable company multiple	Book Value Multiple			—			1.0	x
Equity Interest	26,060	Comparable company multiple	EBITDA Multiple	4.0	x	—	23.5	x	12.5	x
Equity Interest	1,277	Comparable company multiple	Revenue Multiple			—			9.3	x
Preferred equity	11,238	Comparable company multiple	EBITDA Multiple	10.3	x	—	16.5	x	14.6	x
Preferred equity	463	Comparable company multiple	Revenue Multiple			—			9.3	x
Preferred equity	7,638	Comparable company multiple	Book Value Multiple			—			1.0	x
Warrants	532	Comparable Company Multiple	Revenue Multiple			—			3.8	x
Warrants	701	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$1,366,111

(1)
Included within the Level 3 assets of $1,602,693 is an amount of $236,582 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2025	December 31, 2024
GS Revolving Credit Facility	3	$180,669	$190,060
JPM Revolving Credit Facility	3	217,053	116,041
SMBC Revolving Credit Facility	3	120,000	72,000
2025 Senior Notes, Tranche A	2	110,909	-
2025 Senior Notes, Tranche B	2	166,453	-
Total Debt		$795,084	$378,101

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

For the years ended December 31, 2025, 2024 and 2023, the management fee was $9.3 million, $3.4 million and $0.1 million, respectively. For the years ended December 31, 2025 and 2024, there was no management fee contractually or voluntarily waived. For the year ended December 31, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of December 31, 2025 and December 31, 2024, $3.0 million and $1.3 million remained payable related to the Base Management

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
•
These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $11.3 million, $4.5 million and $0.4 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations. Waivers related to incentive fee on income consisted of voluntary waivers of $0.0 million, $0.0 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and December 31, 2024, there was $3.7 million and $1.6 million related to Income Fees payable, respectively, which are included in incentive fee payable on income on the Consolidated Statements of Assets and Liabilities.

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued $1.8 million, $0.0 million, and $0.0 million, respectively, related to the GAAP Incentive Fee which is included in incentive fee on capital gains on the Consolidated Statements of Operations.

As of December 31, 2025 and December 31, 2024, there were $1.8 million and $0.0 million of accrued Capital Gains Fees, respectively, which are included in accrued capital gains incentive fee on the Consolidated Statements of Assets and Liabilities.

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

The Company incurred expenses related to the Administrator of $0.7 million, $0.6 million and 0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, respectively, there were $0.3 million and $0.2 million related to the Administrator or to BCPC Advisors, LP that were payable and included in "accounts payable and accrued expenses" in the Consolidated Statements of Assets and Liabilities.

The Company incurred $0.9 million, $0.5 million and $0.0 million expenses related to the sub-administrator for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-investments

The Company invests alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on December 23, 2025 (the “Order”). Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company's then-current investment objectives and strategies. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

As of December 31, 2025 and December 31, 2024, the Advisor and/or its affiliate held 3,988,208 and 3,480,000 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the year ended December 31, 2025, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
BCC CPK Investments 2, LP Equity Interest (1)	$—	$7,399	$—	$—	$—	$7,399	$—	$—
CPK IPCO Buyer LLC Subordinated Debt	—	12,026	—	—	—	12,026	42	11
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	100	—	—	43	—	143	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	5,001	2,651	(750)	736	—	7,638	300	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	—	—	—	—	—
Total Non-Controlled/Affiliate Investment	$5,101	$22,076	$(750)	$779	$—	$27,206	$342	$11
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	$—	$20,240	$—	$—	$—	$20,240	$1,258	$—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	—	6,900	—	78	—	6,978	588	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	—	10	—	77	—	87	207	—
Total Controlled Affiliate Investment	$—	$27,150	$—	$155	$—	$27,305	$2,053	$—
Total	$5,101	$49,226	$(750)	$934	$—	$54,511	$2,395	$11

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

(1)
Non-income producing.

Managing Dealer Agreement

The Company entered into a Managing Dealer Agreement with the Managing Dealer, pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares.

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

Subject to Financial Industry Regulatory Authority (FINRA) and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class S shares, and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class D shares, in each case, payable monthly.

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

For the year ended December 31, 2025 and 2024, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$627	$1,367	November 30, 2026	8.16%	2.81%
December 31, 2023	295	-	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	-	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	-	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	-	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	-	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	-	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	-	308	August 31 2027	8.83%	1.85%
October 31, 2025	121	-	121	October 31, 2028	8.68%	1.15%
	$4,564	$627	$3,937

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2024.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	1,994	—	1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
	$4,443	$—	$4,443

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2023.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	1,994	—	1,994	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
	$2,289	$—	$2,289

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective on November 11, 2022, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 216.9%. As of December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 194.8%.

The Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$200,000	$180,669	$180,669	$200,000	$190,060	$190,060
JPM Revolving Credit Facility	250,000	217,053	217,053	250,000	116,041	116,041
SMBC Revolving Credit Facility	575,000	120,000	120,000	315,000	72,000	72,000
2025 Senior Notes, Tranche A	110,000	110,000	109,104	—	—	—
2025 Senior Notes, Tranche B	165,000	165,000	163,505	—	—	—
Total Debt	$1,300,000	$792,722	$790,331	$765,000	$378,101	$378,101

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2025 and December 31, 2024 was 6.4% and 7.7%, respectively.

The combined weighted average borrowings outstanding for the years ended December 31, 2025 and December 31, 2024 were $540.8 million and $206.4 million, respectively.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$180,669	$—	$—	$180,669	$—
JPM Revolving Credit Facility	217,053	—	—	217,053	—
SMBC Revolving Credit Facility	120,000	—	—	120,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$792,722	$—	$110,000	$682,722	$—

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

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$12,154	$11,437	$719
Unused facility fee	62	174	25
Amortization of deferred financing costs and upfront commitment fees	429	338	24
Total interest and debt financing expenses	$12,645	$11,949	$768

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

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$12,626	$2,017	$—
Unused facility fee	293	214	—
Amortization of deferred financing costs and upfront commitment fees	503	97	—
Total interest and debt financing expenses	$13,422	$2,328	$—

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

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$8,449	$2,656	$1
Unused facility fee	1,265	148	2
Amortization of deferred financing costs and upfront commitment fees	811	258	1
Total interest and debt financing expenses	$10,525	$3,062	$4

Series 2025 Senior Notes

On August 14, 2025, the Company authorized the issue and sale of (a) $110,000,000 aggregate principal amount of its 5.92% Series 2025 Senior Notes, Tranche A, due November 29, 2028 (as amended, restated or otherwise modified from time to time pursuant to Section 17 and including any such notes issued in substitution therefor pursuant to Section 13, the “Tranche A Notes”) and (b) $165,000,000 aggregate principal amount of its 6.25% Series 2025 Senior Notes, Tranche B, due November 29, 2030 (as amended, restated or otherwise modified from time to time pursuant to Section 17 and including any such notes issued in substitution therefor pursuant to Section 13, the “Tranche B Notes” and together with the Tranche A Notes, collectively, the “Series 2025 Notes”). The issuances of the Series 2025 Notes occurred on November 24, 2025 pursuant to a Master Note Purchase Agreement entered into among the Company and the purchasers on August 14, 2025.

As of December 31, 2025, 2024 and 2023, the components of the carrying value of the Tranche A Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Principal amount of debt	$110,000	$—	$—
Unamortized debt financing cost	(1,151)	—	—
Effective interest rate swap hedge	255	—	—
Carrying value of Series 2025 Senior Notes, Tranche A	$109,104	$—	$—

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the Tranche A Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$687	$—	$—
Amortization of deferred financing costs and upfront commitment fees	40	—	—
Interest Rate Swaps	59	—	—
Hedged Items	26	—	—
Total interest and debt financing expenses	$812	$—	$—

As of December 31, 2025, 2024 and 2023, the components of the carrying value of the Tranche B Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Principal amount of debt	$165,000	$—	$—
Unamortized debt financing cost	(1,750)	—	—
Effective interest rate swap hedge	255	—	—
Carrying value of Series 2025 Senior Notes, Tranche B	$163,505	$—	$—

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the Tranche B Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$1,089	$—	$—
Amortization of deferred financing costs and upfront commitment fees	36	—	—
Interest Rate Swaps	77	—	—
Hedged Items	36	—	—
Total interest and debt financing expenses	$1,238	$—	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of December 31, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had collateral receivable of $4.2 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2025, December 31, 2024 and for the period November 28, 2023 through December 31, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $53.5 million, $16.2 million, and $8.3 million, respectively. For the years ended December 31, 2025, December 31, 2024 and for the period November 28, 2023 through December 31, 2023, the Company’s average notional exposure for interest rate swaps was $110.0 million, $0.0 million and $0.0 million, respectively. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2025:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized depreciation on forward currency exchange contracts	$81	$(2,264)	$(2,183)	$2,183	$—
BNP Paribas	Unrealized depreciation on forward currency exchange contracts	$19	$(346)	$(327)	$—	$(327)
Wells Fargo	Unrealized depreciation on forward currency exchange contracts	$—	$(271)	$(271)	$—	$(271)
BNP Paribas	Interest rate swap	$447	$—	$447	$—	$447

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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain on forward currency exchange contracts	$68	$133	$48
Net change in unrealized appreciation on forward currency exchange contracts	(4,273)	1,582	(90)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(4,205)	$1,715	$(42)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.6 million, $(1.6) million and $0.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2025, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $(4.2) million, $1.7 million and $(0.0) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.4 million, $0.1 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the year ended December 31, 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Year Ended December 31,			Financial Statement Location
	2025	2024	2023
Interest rate swaps	$136	$—	$—	Interest and debt financing expenses
Hedged items	62	—	—	Interest and debt financing expenses

Note 8. Net Assets

The following table presents transactions in Common Shares during the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	$21,640,576	$557,320
Repurchase of Common Shares	(166,071)	(4,297)
Early repurchase deduction	—	6
Distributions reinvested	208,125	5,348
Net increase	$21,682,630	$558,377

There were no Class S or Class D shares outstanding during the year ended December 31, 2025.

The following table presents transactions in Common Shares during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Shares	Amount
Class I:
Proceeds from shares sold	$9,496,164	$241,111
Repurchase of Common Shares	(60,000)	(1,537)
Early repurchase deduction	—	—
Distributions reinvested	121,550	3,076
Net increase	$9,557,714	$242,650

There were no Class S or Class D shares outstanding during the year ended December 31, 2024.

The following table presents transactions in Common Shares during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Shares	Amount
Class I:
Proceeds from shares sold	$4,429,780	$110,744
Repurchase of Common Shares	—	—
Early repurchase deduction	—	—
Distributions reinvested	1,265	32
Net increase	$4,431,045	$110,776

There were no Class S or Class D shares outstanding during the year ended December 31, 2023.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the years ended December 31, 2025, 2024 and 2023:

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69
April 30, 2025	25.67
May 31, 2025	25.69
June 30, 2025	25.73
July 31, 2025	25.75
August 31, 2025	25.79
September 30, 2025	25.90
October 31, 2025	25.93
November 30, 2025	25.94
December 31, 2025	25.98

NAV Per Share
For the Months Ended	Class I
January 31, 2024	$24.87
February 29, 2024	25.00
March 31, 2024	25.06
April 30, 2024	25.04
May 31, 2024	25.13
June 30, 2024	25.40
July 31, 2024	25.45
August 31, 2024	25.47
September 30, 2024	25.57
October 31, 2024	25.60
November 30, 2024	25.67
December 31, 2024	25.62

NAV Per Share
For the Months Ended	Class I
November 30, 2023	$25.00
December 31, 2023	24.88

There were no Class S or Class D shares outstanding during the years ended December 31, 2025, 2024 and 2023.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the years ended December 31, 2025, 2024 and 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
November 30, 2023	November 30, 2023	December 29, 2023	$0.1700	$685
November 30, 2023	November 30, 2023	December 29, 2023	0.1700	685	(1)
December 29, 2023	December 29, 2023	January 31, 2024	0.1875	831
January 31, 2024	January 31, 2024	February 29, 2024	0.1875	892
February 29, 2024	February 29, 2024	March 28, 2024	0.1875	979
March 29, 2024	March 28, 2024	April 30, 2024	0.1875	1,031
April 30, 2024	April 30, 2024	May 31, 2024	0.1875	1,062
May 30, 2024	May 31, 2024	June 28, 2024	0.1875	1,133
June 27, 2024	June 28, 2024	July 31, 2024	0.1875	1,206
July 17, 2024	July 31, 2024	August 31, 2024	0.1875	1,835
August 23, 2024	August 30, 2024	September 30, 2024	0.1875	1,914
September 26, 2024	September 30, 2024	October 30, 2024	0.1875	1,942
October 25, 2024	October 31, 2024	November 29, 2024	0.1875	2,320
November 22, 2024	November 30, 2024	December 31,2024	0.1875	2,526
December 23, 2024	December 31, 2024	January 31,2025	0.1875	2,634
December 23, 2024	December 31, 2024	January 31,2025	0.2400	3,372	(1)
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.1875	4,705
June 25, 2025	June 30, 2025	July 31, 2025	0.0600	1,506	(1)
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.1875	5,518
September 26, 2025	September 30, 2025	October 31, 2025	0.0300	883	(1)
October 16, 2025	October 31, 2025	November 28, 2025	0.1875	6,188
November 26, 2025	November 28, 2025	December 31, 2025	0.1875	6,219
December 29, 2025	December 31, 2025	January 30, 2026	0.1875	6,706
December 29, 2025	December 31, 2025	January 30, 2026	0.0300	1,073	(1)
Total distributions declared			$5.3875	$86,402

(1) Represents a special dividend.

There were no Class S or Class D shares outstanding during the years ended December 31, 2025, 2024 and 2023.

The distributions declared during the years ended December 31, 2025, 2024 and 2023 were derived from investment company taxable income and net capital gain, if any.

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests may be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. Shares that are issued pursuant to the Company’s distribution reinvestment plan and tendered shall not be subject to the Early Repurchase Deduction. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

The following tables summarize the share repurchases completed during the years ended December 31, 2025 and 2024:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$5	191	0.00%
December 10, 2025	5.00%	December 31, 2025	$2,593	100,053	0.28%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Deadline Request	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
February 29, 2024	5.00%	March 31, 2024	$—	—	0.00%
May 31, 2024	5.00%	June 30, 2024	$—	—	0.00%
August 31, 2024	5.00%	September 30, 2024	$—	—	0.00%
November 30, 2024	5.00%	December 31, 2024	$1,537	60,000	0.58%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

There were no shares repurchased for the year ended December 31, 2023.

Note 9. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Distributions paid from:
Ordinary Income	$60,442	$21,941	$1,358
Net Long-Term Capital Gains	913	905	843
Total Taxable Distributions	$61,355	$22,846	$2,201

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$71,202	28,360	2,784
Net change in unrealized appreciation	(8,828)	(2,647)	196
Expenses not currently deductible	597	298	64
Income for tax but not book	1,750	792	62
Taxable/Distributable Income (1)	$64,721	26,803	3,106

(1)
The calculation of estimated 2025 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2025 taxable income will not be finally determined until the Company’s 2025 tax return is filed in 2026 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward indefinitely by the Company and used to offset capital gains, subject to certain limitations. As of December 31, 2025 and 2024, the Company has a short-term capital loss carryforward of $0.0 million and $0.0 million and a long-term capital loss carryforward of $0.0 million and $0.0 million, respectively.

As of December 31, 2025, 2024 and 2023, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Tax cost	$1,666,095	717,624	192,883
Gross unrealized appreciation	24,073	7,434	2,700
Gross unrealized depreciation	(8,338)	(6,409)	(2,829)
Net unrealized appreciation on investments	$15,735	1,025	(129)

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2025, all tax filings of the Company since 2022 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of December 31, 2025, the Company had $405.3 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
ACAMS - Revolver	12/30/2031	$5,311
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	4,190
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	3,562
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	2,773
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	849
AgroFresh Solutions - Revolver	4/2/2029	1,465
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/15/2032	1,239
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	1,547
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,710
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	84
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	245
Awayday - Delayed Draw	5/6/2032	1,027
Awayday - Delayed Draw	5/6/2032	6,500
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	3,713
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,228
Blackbird Purchaser, Inc. - Revolver	12/19/2029	601
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	2,141
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	10,067

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	$3,365
BTX Precision - Delayed Draw	7/25/2030	2,266
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	562
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	2,955
Choreo - Delayed Draw	2/18/2028	3,690
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	141
Discovery Senior Living - Delayed Draw	3/18/2030	835
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	2,520
Duraco - Revolver	6/6/2029	510
Easy Ice - Delayed Draw	10/30/2030	2,924
Easy Ice - Revolver	10/30/2030	1,387
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	5,357
Elevation NewCo, LLC - Revolver	8/1/2031	1,607
Engineered Products Co., LLC - Revolver	8/12/2031	875
E-Tech Group - Revolver	4/9/2030	731
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,653
Facts Global Energy - Delayed Draw	12/20/2031	588

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Facts Global Energy - Revolver	6/20/2031	$147
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	1,683
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,607
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,636
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,575
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,819
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,000
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	86
Hempz - Revolver	10/25/2029	2,353
Humic Acquisition Holdings, LLC - Delayed Draw	10/21/2031	9,090
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	4,025
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	4,944
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Lindstrom, LLC - Revolver	12/30/2032	4,236
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Revolver	11/14/2031	183
Monarch Finco, LLC - Delayed Draw	10/29/2032	3,659
Monarch Finco, LLC - Revolver	10/29/2032	366
Nafinco - Delayed Draw	8/29/2031	149
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,712
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Owl Acquisition, LLC - Revolver	4/17/2032	$7,216
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,239
PMA - Revolver	1/31/2031	1,873
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	675
PPT Group - Revolver	2/28/2031	333
Precision Concepts Parent Inc. - Revolver	8/2/2032	3,159
PRGX - Delayed Draw	12/20/2030	7,749
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Delayed Draw	11/12/2030	692
Pure Wafer - Revolver	11/12/2030	2,308
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	3,803
Red Nucleus - Revolver	10/17/2031	2,476
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	3,397
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	2,642
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	8,118
Substantial Holdco Limited - Delayed Draw	4/20/2030	12,228
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	385
Vasa Fitness, LLC - Delayed Draw	8/15/2030	5,023
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/31/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	613
Vessco Water - Delayed Draw	7/24/2031	1,088
Vessco Water - Revolver	7/24/2031	1,178
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,005
Zeus Fire & Security - Delayed Draw	12/11/2030	14,652
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$405,267

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2025.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, 2024 and 2023:

	For the year ended December 31,
	2025	2024	2023(10)
	Class I
Per share data:
Net asset value at beginning of period	$25.62	$24.88	$25.00
Net investment income (1)	2.40	2.92	0.02
Net unrealized and realized gains (losses) (1)(2)(7)	0.33	0.31	0.39
Net increase in net assets resulting from operations (1)(8)	2.73	3.23	0.41
Distribution declared (3)	(2.37)	(2.49)	(0.53)
Net asset value at end of period	$25.98	$25.62	$24.88

Total return (4)	11.13%	13.54%	1.64%
Shares outstanding, end of period	35,671,560	13,988,959	4,431,245
Weighted average shares outstanding	25,757,494	8,660,398	4,394,723

Ratios/Supplemental data:
Net assets at end of period	$926,658	$358,434	$110,270
Ratio of net investment income to average net assets (5)(9)	9.33%	11.53%	13.01%
Ratio of net expenses to average net assets (5)(9)	10.27%	13.12%	9.24%
Portfolio turnover (6)	28.73%	19.23%	5.92%

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
(9)
For the years ended December 31, 2025, 2024 and 2023, amounts are annualized except for income taxes, organization costs, incentive fee and expense support received from and recouped by the Advisor. For the years ended December 31, 2025 and 2024, the total operating expenses to average net assets were 10.29% and 14.10% for Class I, respectively prior to management fee and incentive fee waivers and expense support. For the period November 28, 2023 through December 31, 2023, the total operating expenses to average net assets was 11.60% for Class I, prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.
(10)
Figures reflect the time period November 28, 2023 through December 31, 2023. The Company broke escrow and commenced operations on November 28, 2023.

Note 12. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2025, 2024 and 2023. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025
Total investment income	$41,779	$36,434	$30,219	$21,685
Net investment income (loss) before taxes	20,737	16,283	15,578	9,839
Excise tax expense	157	130	132	81
Net investment income (loss) after taxes	20,580	16,153	15,446	9,758
Net realized and unrealized gain (loss)	2,259	5,187	1,103	716
Net increase in net assets resulting from operations	22,839	21,340	16,549	10,474
Net realized and unrealized gain (loss) per share — basic and diluted	0.07	0.19	0.04	0.04
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	0.67	0.77	0.67	0.64
Net asset value per share at period end	25.98	25.90	25.73	25.69

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Total investment income	$20,443	$15,330	$10,139	$8,253
Net investment income (loss) before taxes	9,069	7,813	4,493	4,156
Excise tax expense	85	69	46	-
Net investment income (loss) after taxes	8,984	7,744	4,447	4,156
Net realized and unrealized gain (loss)	2,557	(328)	1,123	(323)
Net increase in net assets resulting from operations	11,541	7,416	5,570	3,833
Net realized and unrealized gain (loss) per share — basic and diluted	0.18	(0.03)	0.17	(0.06)
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	0.83	0.72	0.87	0.70
Net asset value per share at period end	25.62	25.57	25.40	25.06

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2023(1)	2023	2023	2023
Total investment income	$2,393	$-	$-	$-
Net investment income (loss) before taxes	2,767	(502)	(377)	(722)
Excise tax expense	-	-	-	-
Net investment income (loss) after taxes	2,767	(502)	(377)	(722)
Net realized and unrealized gain (loss)	1,618	-	-	-
Net increase (decrease) in net assets resulting from operations	4,385	(502)	(377)	(722)
Net realized and unrealized gain (loss) per share — basic and diluted	0.39	-	-	-
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	0.41	(8.91)	(9.37)	(470.55)
Net asset value per share at period end	24.88	(19.75)	(29.53)	(20.16)

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

On November 28, 2023, the Company met the Capital Condition and purchased the Portfolio Investments from the Financing Provider with an aggregate principal amount of $195.4 million (excluding unfunded revolvers and delayed draw positions of $6.8 million), at a purchase price of $190.6 million, resulting in a realized gain of approximately $1.8 million. As part of the purchase, the Company recorded $3.3 million of interest receivable on the Portfolio Investments. As of December 31, 2025 and 2024, $0.0 million and $0.0 million, respectively, of interest is receivable from the purchase.

Note 14. Subsequent Events

Management has performed an evaluation of subsequent events through March 12, 2026, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2025, except as discussed below.

Distribution Declarations

On January 27, 2026, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about February 27, 2026 to shareholders of record as of January 30, 2026.

On February 27, 2026, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about March 31, 2026 to shareholders of record as of February 27, 2026.

Share Repurchase and Subscriptions

On February 2, 2026, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of December 31, 2025 which expired on March 3, 2026. Prior to the expiration of the tender offer, 274,992 shares were validly tendered, representing 0.8% of the Company's outstanding shares as of December 31, 2025.

Subsequent to December 31, 2025, the Company received additional subscriptions of approximately $93.5 million. On January 2, 2026, the Company received $56.6 million of subscriptions and issued 2,177,269 of new shares. On February 2, 2026, the Company received $19.3 million of subscriptions and issued 745,167 of new shares. On March 2, 2026, the Company received $17.6 million of subscriptions, the shares for which are expected to be issued in accordance with the Company’s subscription procedures.

Transfer Agent Agreement

On January 27, 2026, the Company entered into a Transfer Agent Servicing Agreement (the “Transfer Agent Agreement”) with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services as the Company’s transfer agent (“U.S. Bank”), effective as of February 1, 2026. Pursuant to the Transfer Agent Agreement, U.S. Bank, among other things, receives and processes orders for the purchase of Common Shares in accordance with applicable rules and regulations. U.S. Bank also processes any subscription agreements received from prospective holders of Shares and share repurchase requests. The Transfer Agent Agreement may be terminated by the Company or U.S. Bank (i) upon giving ninety (90) days’ prior written notice to the other party or such shorter period as is mutually agreed upon by the parties or (ii) upon written notice to the other party if certain events enumerated in the Transfer Agent Agreement occur.

In addition, and in connection with the transition to U.S. Bank as the Company’s transfer agent as discussed above, the Company and SS&C Technologies, Inc. and SS&C GIDS, Inc. (together, “SS&C”) mutually agreed on January 23, 2026 to amend the term of the Transfer Agent Servicing Agreement dated as of September 29, 2023 by and between the Company and SS&C such that the last day of provision of transfer agency services was January 31, 2026.

Credit Facility Upsize

On January 30, 2026, the Company entered into the Third Amendment to Senior Secured Revolving Credit Agreement (the “Third Amendment”), which amends that certain Senior Secured Revolving Credit Agreement, dated as of December 29, 2023, among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto (as amended to date, including by the First Amendment to Senior Secured Revolving Credit Agreement, dated as of November 13, 2024, the Second Amendment to Senior Secured Revolving Credit Agreement, dated as of December 18, 2024, and as further amended by the Third Amendment, the “Credit Agreement”). The parties to the Third Amendment include the Company, as borrower, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent and, solely with respect to Section 5.11 therein, as Collateral Agent. The Third Amendment provides for, among other things, an increase of the total facility amount from $575,000,000 to $650,000,000.

Fourth Amended and Restated Declaration of Trust

Effective March 11, 2026, the Company adopted the Fourth Amended and Restated Declaration of Trust (the “Fourth Amended and Restated Declaration of Trust”). The Fourth Amended and Restated Declaration of Trust includes, among other updates, certain amendments made in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of common shares of beneficial interest (the “Offering”). The Fourth Amended and Restated Declaration of Trust, among other items, expands the definition of “Controlling Person,” requires that the Board be classified and that each of the Trustees be elected/re-elected for three-year terms subject to shareholder approval, requires shareholder approval for business combination transactions and dissolution/liquidation of the Company, revises the indemnification provisions, and clarifies certain provisions with respect to the reimbursement of certain costs and expenses of the Administrator.

Amended and Restated Bylaws

Effective March 11, 2026, the Company adopted the Amended and Restated Bylaws (the "Amended and Restated Bylaws"). The Amended and Restated Bylaws include, among other updates, certain amendments made in response to comments issued by certain state securities regulators in connection with their review of the Offering. The Amended and Restated Bylaws, among other items, revise the quorum requirement at both shareholder meetings and Board meetings, and amend requirements for contested Trustee elections and notice requirements for shareholder proposals.

Amendment to the Investment Advisory Agreement

On February 18, 2026, the Board approved an amendment to the Company's Investment Advisory Agreement (the “Amendment”), effective March 11, 2026, in response to comments issued by certain state securities regulators in connection with their review of the Offering. The Amendment, among other items, requires the Company to obtain shareholder approval in connection with certain mergers, and clarifies that the Company's funds shall be protected from claims of affiliated companies and their creditors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2025, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

Fourth Amended and Restated Declaration of Trust

Effective March 11, 2026, the Company adopted the Fourth Amended and Restated Declaration of Trust (the “Fourth Amended and Restated Declaration of Trust”). The Fourth Amended and Restated Declaration of Trust includes, among other updates, certain amendments made in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of common shares of beneficial interest (the “Offering”). The Fourth Amended and Restated Declaration of Trust, among other items, expands the definition of “Controlling Person,” requires that the Board be classified and that each of the Trustees be elected/re-elected for three-year terms subject to shareholder approval, requires shareholder approval for business combination transactions and dissolution/liquidation of the Company, revises the indemnification provisions, and clarifies certain provisions with respect to the reimbursement of certain costs and expenses of the Administrator.

Amended and Restated Bylaws

Effective March 11, 2026, the Company adopted the Amended and Restated Bylaws (the "Amended and Restated Bylaws"). The Amended and Restated Bylaws include, among other updates, certain amendments made in response to comments issued by certain state securities regulators in connection with their review of the Offering. The Amended and Restated Bylaws, among other items, revise the quorum requirement at both shareholder meetings and Board meetings, and amend requirements for contested Trustee elections and notice requirements for shareholder proposals.

Amendment to the Investment Advisory Agreement

On February 18, 2026, the Board approved an amendment to the Company's Investment Advisory Agreement (the “Amendment”), effective March 11, 2026, in response to comments issued by certain state securities regulators in connection with their review of the Offering. The Amendment, among other items, requires the Company to obtain shareholder approval in connection with certain mergers, and clarifies that the Company's funds shall be protected from claims of affiliated companies and their creditors.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Code of Ethics

We and the Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics at the is available on the EDGAR Database at the Commission’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to us, our officers and our trustees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1*	Fourth Amended and Restated Declaration of Trust of the Registrant.

3.2*	Amended and Restated Bylaws.

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-261859), filed on April 30, 2024).

4.2*	Description of Securities.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on November 14, 2024).

10.2	Investment Advisory Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.3*	Amendment No. 1 to Investment Advisory Agreement dated as of March 11, 2026.

10.4

Managing Dealer Agreement, dated as of November 4, 2022, by and between the Company and the Emerson Equity LLC (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.5	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.6	Distribution and Servicing Plan (incorporated by reference to Exhibit (h)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.7	Loan Administration and Custodial Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.8	Administration Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.9

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

10.11

Escrow Agreement, dated as of December 12, 2022, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.12	Services Agreement (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K (File No. 814-01474), filed

Exhibit Number	Description of Document
on October 3, 2023).

10.13	Form of Multiple Class Plan (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.14	Expense Support and Conditional Reimbursement Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.15

Subscription Agreement for Seed Capital, dated as of July 12, 2022, by and between the Company and BCSF Advisors, LP (incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

10.16

Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-K (File No. 814-01474) filed on March 27, 2024).

10.17

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

10.18

New Commitment Request, dated March 22, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on March 27, 2024).

10.19

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

10.20

New Commitment Request dated October 30, 2024 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on November 5, 2024).

10.21

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

10.22

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

10.23

Second Amendment to Senior Secured Revolving Credit Agreement, dated December 18, 2024 by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.814-01474), filed on December 23, 2024).

Exhibit Number	Description of Document
10.24

First Amendment to Senior Secured Revolving Credit Agreement, dated as of December 29, 2023, among the Company as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 814-01474) filed on March 14, 2025).

10.25

Amended and Restated limited liability company agreement between the Company and an entity advised by Amberstone Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 814-01474) filed on March 14, 2025).

10.26

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

10.27

Commitment Increase Supplement, dated as of July 18, 2025, between the Company, Natixis, New York Branch, as assuming lender and issuing bank, and Sumitomo Mitsui Banking Corporation, as swingline lender, issuing bank and administrative agent (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on August 14, 2025).

10.28

Master Note Purchase Agreement, dated as of August 14, 2025, by and between the Company and purchasers (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on November 14, 2025).

10.29*	Transfer Agent Servicing Agreement, dated as of February 1, 2026, by and between the Company and U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services.

10.30

Third Amendment to Senior Secured Revolving Credit Agreement, dated January 30, 2026 by and among Bain Capital Private Credit, as Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent and Collateral Agent and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on February 2, 2026).

14

Code of Ethics of the Company and the Advisor (incorporated by reference to Exhibit (r)(1) to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-261859) filed on December 20, 2022).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Registration Statement on Form 10-K (File No. 814-01474) filed on March 14, 2025).

24	Powers of Attorney (incorporated by reference to Exhibit 24 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on May 15, 2025).

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

Exhibit Number	Description of Document
as amended.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

Item 16. Form 10‑K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: March 12, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Trustee & Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Michael A. Ewald

/s/ AMIT JOSHI	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	March 12, 2026
Amit Joshi

/s/ JEFFREY B. HAWKINS	Trustee & Chairman	March 12, 2026
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Trustee & President	March 12, 2026
Michael J. Boyle

/s/ AMY BUTTE	Trustee	March 12, 2026
Amy Butte

/s/ DAVID G. FUBINI	Trustee	March 12, 2026
David G. Fubini

/s/ THOMAS A. HOUGH	Trustee	March 12, 2026
Thomas A. Hough

/s/ JAY MARGOLIS	Trustee	March 12, 2026
Jay Margolis

/s/ CLARE RICHER	Trustee	March 12, 2026
Clare Richer