Form 10-Q
period 2026-03-31
Bain Capital Private Credit
filed 2026-05-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 14, 2026 were 0, 0 and 40,166,573 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Bain Capital Private Credit (the “Company”, “we”, “our” and “us”), BCPC Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2025 and in our filings with the Securities and Exchange Commission (the “SEC”). Except as otherwise specified in this Quarterly Report, the terms “we”, “us”, “our”, and the “Company” refer to Bain Capital Private Credit.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investment (amortized cost of $1,733,892 and $1,611,716, respectively)	$1,735,938	$1,626,747
Non-controlled affiliate investment (amortized cost of $26,533 and $26,126, respectively)	28,222	27,206
Controlled affiliate investment (amortized cost of $50,965 and $27,150, respectively)	50,922	27,305
Cash and cash equivalents	73,593	32,110
Foreign cash (cost of $7,487 and $5,912, respectively)	7,403	5,959
Collateral on derivatives	5,288	4,165
Restricted cash and cash equivalents	50	50
Interest rate swap	-	447
Deferred financing costs (net of accumulated amortization of $3,191 and $2,537, respectively)	6,989	7,152
Interest receivable on investments	16,887	12,385
Dividend receivable on investments	426	602
Unrealized appreciation on forward currency exchange contracts	918	-
Receivable for investments sold	162,844	2,888
Prepaid insurance	-	101
Prepaid financing costs	53	70
Total Assets	$2,089,533	$1,747,187

Liabilities
Debt (net of unamortized debt issuance costs of $2,716 and $2,901, respectively)	$1,043,996	$790,331
Distributions payable	8,550	7,780
Interest rate swap	1,302	-
Interest expense payable	8,658	6,727
Incentive fee payable on income	4,037	3,685
Accrued capital gains incentive fee	807	1,844
Repurchase of Common Shares payable	9,310	2,593
Base management fee payable	3,641	3,028
Accrued expenses and other liabilities	325	1,088
Unrealized depreciation on forward currency exchange contracts	-	2,781
Payable for investments purchased	3,100	672
Total Liabilities	$1,083,726	$820,529

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (38,946,355 and 35,671,560 shares issued and outstanding, respectively)	389	357
Paid-in-capital in excess of par value	995,518	910,502
Accumulated distributable earnings	9,900	15,799
Total Net Assets	1,005,807	926,658
Total Liabilities and Total Net Assets	$2,089,533	$1,747,187

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
Net Asset Value Per Share
Class I Shares:
Net assets	$1,005,807	$926,658
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	38,946,355	35,671,560
Net asset value per share	$25.83	$25.98

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$39,414	$18,924
Dividend income	782	347
PIK income	3,900	823
Other income	2,588	1,502
Total investment income from non-controlled/non-affiliate investments	46,684	21,596

Investment income from non-controlled/affiliate investments:
Interest from investments	366	-
Dividend income	150	75
Total investment income from non-controlled/affiliate investments:	516	75

Investment income from controlled affiliate investments:
Interest from investments	676	14
Dividend income	210	-
Total investment income from controlled affiliate investments:	886	14
Total investment income	48,086	21,685

Expenses
Interest and debt financing expenses	$14,890	$7,405
Incentive fee on income	4,038	1,722
Incentive fee (reversal) on capital gains	(1,037)	-
Professional fees and operating expenses	527	257
Base management fee	3,641	1,586
Trustee fees	114	110
Other general and administrative expenses	1,203	588
Total expenses before fee waivers	23,376	11,668
Expense recoupment (support)	620	178
Total expenses, net of fee waivers	23,996	11,846
Net investment income before taxes	24,090	9,839
Income taxes, including excise taxes	223	81
Net investment income	23,867	9,758

Net realized and unrealized gains (losses)
Net realized gain on non-controlled/non-affiliate investments	3,063	225
Net realized gain (loss) on foreign currency transactions	20	(61)
Net realized gain (loss) on forward currency exchange contracts	(1,649)	746
Net change in unrealized appreciation on foreign currency translation	(124)	179
Net change in unrealized appreciation on foreign currency translation on debt	702	(956)
Net change in unrealized appreciation on forward currency exchange contracts	3,699	(1,775)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(12,985)	1,800
Net change in unrealized appreciation on non-controlled/affiliate investments	609	474
Net change in unrealized appreciation on controlled affiliate investments	(198)	84
Total net gains (losses)	(6,863)	716

Net increase in net assets resulting from operations	$17,004	$10,474

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operations
Net investment income	$23,867	$9,758
Net realized gains	1,434	910
Net change in unrealized appreciation	(8,297)	(194)
Net increase in net assets resulting from operations	$17,004	$10,474

Distributions to Shareholders
Class I	(22,903)	(9,258)
Net decrease in net assets resulting from distributions to shareholders	$(22,903)	$(9,258)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$93,499	$97,901
Repurchase of common shares, net of early repurchase deduction	(9,310)	(473)
Distributions reinvested	859	1,999
Net increase from capital share transactions	$85,048	$99,427

Net Assets
Total increase in net assets during the period	79,149	100,643
Net assets, beginning of period	926,658	358,434
Net assets at end of period	$1,005,807	$459,077

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$17,004	$10,474
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(444,756)	(196,087)
Proceeds from principal payments and sales of investments	149,439	7,243
Increase in investments due to PIK	(4,593)	(958)
Accretion of discounts and amortization of premiums	(953)	(609)
Amortization of deferred financing costs and debt issuance costs	654	395
Net realized gain from investments	(3,063)	(225)
Net realized (gain) loss on foreign currency transactions	(20)	61
Net change in unrealized appreciation on investments	12,574	(2,358)
Net change in unrealized appreciation on foreign currency translation	124	(179)
Net change in unrealized appreciation on foreign currency translation on debt	(702)	956
Net change in unrealized appreciation on forward currency exchange contracts	(3,699)	1,775
Changes in operating assets and liabilities:
Collateral on derivatives	(1,123)	(397)
Interest receivable on investments	(4,502)	(1,998)
Dividend receivable	176	(75)
Interest rate swap	(71)	-
Prepaid insurance	101	99
Prepaid financing costs	17	18
Other receivables	-	786
Interest expense payable	1,931	722
Incentive fee payable on income	352	137
Accrued capital gains incentive fee	(1,037)	-
Accrued expenses and other liabilities	(761)	(349)
Base management fee payable	613	271
Net cash used in operating activities	(282,295)	(180,298)

Cash Flows From Financing Activities
Borrowings on debt	346,500	178,665
Repayments of debt	(90,500)	(70,500)
Payments of financing costs	(306)	(375)
Repurchase of Common Shares	(2,593)	(1,537)
Proceeds from issuance of Common Shares	93,499	97,901
Shareholder distributions paid	(21,274)	(9,911)
Net cash provided by financing activities	325,326	194,243
Net increase in cash, foreign cash, restricted cash and cash equivalents	43,031	13,945
Effect of foreign currency exchange rates	(104)	118
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	38,119	16,389
Cash, foreign cash, restricted cash and cash equivalents, end of period	$81,046	$30,452

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$12,234	$6,288
Cash paid for excise taxes during the period	-	155
Reinvestment of dividends during the period	859	1,999

Cash and cash equivalents	$73,593	$21,290
Restricted cash	50	50
Foreign cash	7,403	9,112
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$81,046	$30,452

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(In thousands)
(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (5)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029		$—	—	—
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	7/12/2029		$9,600	9,523	9,600
Bridger Aerospace Group Holdings, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.70%	10/28/2030		$1,144	1,093	1,032
Bridger Aerospace Group Holdings, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	9.68%	10/28/2030		$939	908	905
Bridger Aerospace Group Holdings, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	10/28/2030		$20,349	20,162	20,145
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	7/25/2030		$5,167	5,134	5,167
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	7/25/2030		$689	675	689
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.68%	7/25/2030		$1,921	1,905	1,921
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	7/25/2030		$3,650	3,627	3,650
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/25/2030		$2,010	1,996	2,010
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	7/23/2030		$24,973	24,866	24,973
Heads Up Technologies, Inc. (17)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	11.95%	7/23/2031		$18,843	18,762	18,843
Heads Up Technologies, Inc. (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030		$—	(15)	—
Polar Technology Group LLC (6)(10)(12)(17)	Equity Interest	—	—	—	—		52	52	52
Polar Technology Buyer Ltd (6)(17)(18)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	2/27/2032		£1,553	2,084	2,038
Polar Technology Buyer Ltd (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/27/2032		£—	(3)	(3)
Polar Technology Buyer Ltd (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/27/2032		£—	(8)	(8)
Saturn Purchaser Corp. (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030		$—	(5)	—
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	8.52%	7/22/2030		$6,129	6,057	6,129
Solairus (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030		$—	(8)	—
Aerospace & Defense Total								$96,805	$97,143	9.7%

Automotive
Caliber (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.17%	1/30/2031		$2,849	2,849	2,829
Chilton (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/5/2031		$1,024	1,018	1,013
Chilton (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(21)	(103)
Chilton (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.14%	2/5/2031		$1,863	1,839	1,824
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	11/1/2028		$4,688	4,663	4,688
Automotive Total								$10,348	$10,251	1.0%

Beverage, Food & Tobacco
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	3/31/2030		$2,704	2,673	2,677
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	3/31/2030		$5,994	5,928	5,934
AgroFresh Solutions (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.27%	4/2/2029		$868	844	844
AQPI Investors LP (10)(15)(17)	Preferred Equity	—	15.50% PIK	15.50%	—		16,116	16,116	16,116
BCC AmeriQual Investments 2, LP (10)(12)(17)	Warrants	—	—	—	—		—	—	—
BCC Trillium Foods Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		2	1,740	2,439
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		803	803	789
Hellers (5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(2)	—
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	100	61	56
Hellers (6)(15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	BKBM	4.00% (1.50% PIK)	8.09%	9/27/2030	NZ$	1,097	663	623
INW Manufacturing, LLC (17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	1/23/2031		$42,819	42,406	42,391
SauceCo HoldCo, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.42%	5/13/2030		$3,597	3,572	3,597
SauceCo HoldCo, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.45%	5/13/2030		$48,718	47,365	48,718
Spindrift (10)(12)(17)	Equity Interest	—	—	—	—		1	500	547
Spindrift (15)(17)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,627	1,591	1,627
Beverage, Food & Tobacco Total								$124,260	$126,358	12.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AeriTek Global CAD Acquisition Inc. (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	8/27/2030	$249	231	228
AeriTek Global CAD Acquisition Inc. (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	8/27/2030	$5,957	5,878	5,867
Alliance Laundry (21)	First Lien Senior Secured Loan	SOFR	2.25%	5.92%	8/19/2031	$1,880	1,882	1,881
Engineered Products Co., LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.38%	8/12/2031	$225	216	225
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/6/2028	$5,951	5,893	5,951
EXT Acquisitions, Inc. (4)(5)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2031	$—	—	(12)
EXT Acquisitions, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.00%	12/19/2031	$579	571	570
EXT Acquisitions, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.94%	12/19/2031	$15,065	14,993	14,990
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.38%	2/10/2032	€901	933	1,028
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.38%	2/10/2032	€279	288	319
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	2/10/2032	$364	361	360
Goodfellow (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032	£265	341	345
Minus Forty QBD Corp. (6)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	8/27/2030	$4,988	4,932	4,913
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.24%	2/28/2031	£33	43	35
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	9.24%	2/28/2031	£34	42	40
PPT Group (6)(10)(12)(17)	Equity Interest	—	—	—	—	57	57	47
PPT Group (6)(8)(17)(21)	First Lien Senior Secured Loan	SONIA	5.50%	9.24%	2/28/2031	£927	1,159	1,208
Capital Equipment Total							$37,820	$37,995	3.8%

Chemicals, Plastics & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$5,237	5,181	4,975
Duraco (5)(16)(17)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.21%	6/6/2029	$255	246	223
Plaskolite PPC Intermediate II LLC (8)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	11.64%	5/9/2030	$19,533	19,221	19,142
Plaskolite PPC Intermediate II LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.64%	2/7/2030	$338	315	310
Solenis (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.70%	6/20/2031	$3,950	3,934	3,806
V Global Holdings LLC (13)(15)(17)(19)	First Lien Senior Secured Loan	SOFR	2.20% (3.70% PIK)	9.55%	12/22/2027	$11,692	11,631	11,049
Chemicals, Plastics & Rubber Total							$40,528	$39,505	3.9%

Construction & Building
AGS American Glass Services Acquisition, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	7/24/2031	$5,611	5,586	5,583
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(10)	(11)
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(4)	(20)
AGS American Services Investments, L.P. (10)(12)(17)	Equity Interest	—	—	—	—	15	1,486	1,465
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$8,495	8,321	8,410
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$851	828	843
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	10.85%	11/11/2027	$321	319	313
G702 Buyer, Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(20)	(8)
G702 Buyer, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	7/2/2031	$1,050	1,036	1,045
Quikrete Holdings (21)	First Lien Senior Secured Loan	SOFR	2.25%	5.92%	1/30/2032	$1,980	1,976	1,979
TL Sapphire Parent, Inc. (17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/22/2033	$24,085	23,968	23,965
TL Sapphire Parent, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	1/22/2033	$2,292	2,281	2,281
TL Sapphire Parent, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	1/22/2033	$531	503	502
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	12/11/2030	$499	499	500
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	12/11/2030	$491	484	491
Zeus Fire & Security (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	12/11/2030	$4,072	4,072	4,072
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.65%	12/11/2030	$3,374	3,354	3,374
Construction & Building Total							$54,679	$54,784	5.4%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(4)	—
New Milani Group LLC (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(24)	—
New Milani Group LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	6/26/2031	$11,863	11,760	11,863
Consumer Goods: Durable Total							$11,732	$11,863	1.2%

Consumer Goods: Non-Durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	10.60%	1/24/2028	$3,924	3,907	3,885
Hempz (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(15)	(35)
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	10/25/2029	$8,317	8,265	8,192
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	2/21/2031	$3,798	3,758	3,798
RoC Skincare (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(39)	—
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/16/2031	$21,597	21,321	21,382
Summer Fridays, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(33)	(26)
WU Holdco, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	4/15/2032	$10,636	10,591	10,636
WU Holdco, Inc. (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(11)	—
WU Holdco, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.45%	4/15/2032	$235	231	235
Consumer Goods: Non-Durable Total							$47,975	$48,067	4.8%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	9.93%	12/29/2027	$4,806	4,699	4,806
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	9.78%	12/29/2027	$367	355	367
Five Star (14)	First Lien Senior Secured Loan	SOFR	4.25%	7.92%	5/5/2029	$1,974	1,956	1,944
Novolex (14)	First Lien Senior Secured Loan	SOFR	3.18%	6.84%	4/13/2029	$4,000	3,992	3,826
Precision Concepts Canada Corporation (6)(8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$1,858	1,842	1,840
Precision Concepts Parent Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$3,532	3,499	3,496
Precision Concepts Parent Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.42%	8/2/2032	$776	744	741
Precision Concepts Parent Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$1,764	1,748	1,746
Precision Concepts Parent Inc. (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	8/2/2032	$3,032	3,018	3,002
Technimark (14)	First Lien Senior Secured Loan	SOFR	3.25%	6.92%	4/14/2031	$2,962	2,956	2,814
Containers, Packaging & Glass Total							$24,809	$24,582	2.4%

Environmental Industries
BCC HGS Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—	10	1,553	1,522
FC DOLMANS B.V. (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/4/2033	€—	(7)	(7)
FC DOLMANS B.V. (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.38%	3/4/2033	€3,049	3,511	3,478
Humic Acquisition Holdings, LLC (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	9.42%	10/21/2031	$9,090	9,081	9,045
Humic Acquisition Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.42%	10/21/2031	$3,376	3,352	3,350
Humic Acquisition Holdings, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	10/21/2031	$18,089	18,005	17,999
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.73%	5/14/2032	£546	726	720
Meteor UK Bidco Limited (5)(6)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	—	—
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	5/14/2032	£911	1,214	1,202
Reconomy (6)(13)(17)(21)(30)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.38%	7/12/2029	£2,499	3,114	3,277
Reconomy (6)(13)(17)(21)(29)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.20%	7/12/2029	£2,499	3,167	3,203
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	7/12/2029	£2,324	2,934	3,065
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.38%	7/12/2029	€937	1,023	1,080
Environmental Industries Total							$47,673	$47,934	4.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Allworth Financial Group, L.P. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	12/23/2027		$2,508	2,498	2,508
Allworth Financial Group, L.P. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027		$—	(1)	—
Avalon Bidco Limited (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	9.99%	4/16/2032		£464	611	605
Avalon Bidco Limited (6)(13)(17)(18)	First Lien Senior Secured Loan	SONIA	6.25%	9.99%	4/16/2032		£1,376	1,802	1,792
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	2/18/2028		$1,225	1,225	1,225
Choreo (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.70%	2/18/2028		$1,363	1,363	1,363
Daintree Bidco Pty Ltd ACN 686 668 619 (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.00%	9.04%	11/25/2032	AUD	1,113	709	751
DRW (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.17%	6/26/2031		$4,950	4,956	4,876
Endurance Holdco Limited (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—		3,929	5,082	5,079
Hudson River Trading LLC (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.18%	3/18/2030		$3,905	3,888	3,894
Jane Street (21)	First Lien Senior Secured Loan	SOFR	2.00%	5.67%	12/15/2031		$4,935	4,887	4,851
Kestra (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	3/21/2031		$2,963	2,957	2,945
LEP SAL Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—		1,250	1,646	1,649
Monarch Finco, LLC (5)(14)(17)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.92%	10/29/2032		$1,821	1,795	1,766
Monarch Finco, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	10/29/2032		$—	(3)	(4)
Monarch Finco, LLC (13)(14)(17)	First Lien Senior Secured Loan	SOFR	4.25%	7.92%	10/29/2032		$6,257	6,198	6,194
Monarch Finco, LLC (14)(17)	First Lien Senior Secured Loan	SOFR	4.25%	7.92%	10/29/2032		$13,280	13,156	13,148
PMA (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031		$—	(20)	—
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	1/31/2031		$15,891	15,685	15,891
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	—	570
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	—	163
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		38	3,762	3,765
Tartan Bidco Pty. Ltd. (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.25%	9.29%	12/31/2027	AUD	3,173	2,048	2,174
Tartan Bidco Pty. Ltd. (5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2027	AUD	—	(6)	—
Wealth Enhancement Group (WEG) (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/2/2028		$—	(15)	—
Wealth Enhancement Group (WEG) (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.94%	10/2/2028		$215	214	215
Wealth Enhancement Group (WEG) (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028		$—	(3)	—
FIRE: Finance Total								$74,434	$75,420	7.5%

FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	11/6/2030		$4,904	4,885	4,761
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	3.75%	7.42%	2/23/2033		$3,939	3,918	3,813
Broadstreet Partners, Inc. (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.17%	6/13/2031		$2,964	2,958	2,896
Comet BidCo Limited (6)(8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/30/2032		$6,778	6,745	6,744
Comet BidCo Limited (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/30/2032		$—	(3)	(3)
Comet BidCo Limited (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	1/30/2032		$—	(14)	(14)
McLarens Acquisition Inc. (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2027		$—	(58)	—
Simplicity (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.45%	12/31/2031		$4,247	4,226	4,247
Simplicity (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031		$—	(21)	—
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	12/31/2031		$8,544	8,474	8,544
FIRE: Insurance Total								$31,110	$30,988	3.1%

FIRE: Real Estate
BDC JH Senior Lender, LLC (17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.25%	6.92%	3/16/2029		$21,006	21,166	21,164
BDC JH Mezz Lender, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/16/2029		$—	(10)	(10)
BDC Senior Lender, LLC (17)(26)	First Lien Senior Secured Loan	SOFR	4.50%	8.17%	2/1/2029		$30,987	30,987	30,832
BDC Senior Lender, LLC (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.17%	2/1/2029		$351	336	335
BDC Senior Lender, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/1/2029		$—	(3)	(3)
BDC Mezz Lender, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.17%	2/1/2029		$2,178	2,153	2,151
Lagerbox (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.51%	12/20/2028		€750	779	864
FIRE: Real Estate Total								$55,408	$55,333	5.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/20/2030		$3,272	3,258	3,272
Accident Care Alliance Holdco LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	8/20/2030		$1,002	997	1,002
Accident Care Alliance Holdco LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	8/20/2030		$943	924	943
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	9.46%	3/27/2027		$1,360	1,261	1,360
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.60%	3/27/2027		$19,952	19,764	19,952
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.60%	3/27/2027		$2,471	2,471	2,471
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.60%	3/27/2027		$4,950	4,919	4,950
AEG Vision (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.60%	3/27/2027		$9,800	9,736	9,800
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027		$2,464	2,448	2,464
Alldent Holding GmbH (4)(5)(6)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/15/2032		€—	—	(12)
Alldent Holding GmbH (6)(17)(21)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	11/15/2032		€4,177	4,797	4,765
AOM Infusion (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.69%	3/19/2032		$2,271	2,255	2,271
AOM Infusion (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032		$—	(23)	—
AOM Infusion (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032		$11,379	11,278	11,379
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.43%	5/31/2028		$13,338	13,292	13,205
Beacon Specialized Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	3/25/2028		$2,243	2,204	2,243
Beacon Specialized Living (5)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028		$—	—	—
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030		$10,847	10,714	10,711
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030		$6,031	5,983	5,955
CRH Healthcare Purchaser, Inc. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	9/17/2031		$27,124	27,000	27,124
CRH Healthcare Purchaser, Inc. (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031		$—	(19)	—
CRH Healthcare Purchaser, Inc. (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031		$—	(15)	—
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—		1,127	1,127	1,013
EHE Health (4)(5)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030		$—	—	(18)
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	8/7/2030		$13,227	13,129	13,095
Lightspeed Buyer, Inc. (17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	2/6/2032		$18,325	18,191	18,188
Lightspeed Buyer, Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/6/2032		$—	(37)	(37)
Lightspeed Buyer, Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	2/6/2032		$—	(24)	(25)
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.37%	8/29/2031		€264	276	300
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.37%	5/30/2031		€19	19	21
Nafinco (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€1,464	1,593	1,670
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—		7	698	754
Odyssey Behavioral Health (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030		$—	(33)	—
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	5/21/2031		$8,493	8,410	8,493
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	2/28/2029		$2,661	2,642	2,661
Pharmacy Partners (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029		$—	(16)	—
Psychiatric Medical Care LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032		$—	(44)	(50)
Psychiatric Medical Care LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032		$9,327	9,223	9,210
QPE Alpha 4 Pty Ltd ACN 664 132 530 (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.00%	9.01%	2/5/2032	AUD	1,610	1,107	1,081
QPE Alpha 4 Pty Ltd ACN 664 132 530 (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2032	AUD	—	(3)	(3)
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.06%	10/17/2031		$619	592	619
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.66%	10/17/2031		$1,223	1,202	1,223
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.08%	10/17/2031		$4,518	4,474	4,518
RedMed Operations (Collage Rehabilitation) (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031		$—	(7)	—
RedMed Operations (Collage Rehabilitation) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	2/28/2031		$293	281	293
RedMed Operations (Collage Rehabilitation) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/28/2031		$13,411	13,356	13,411
Soliant (21)	First Lien Senior Secured Loan	SOFR	3.75%	7.38%	7/18/2031		$1,917	1,925	1,438
USME Holdco LLC (15)(17)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031		$17,082	17,014	16,997
Vatica Health, Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2032		$—	(17)	(18)
Vatica Health, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032		$10,461	10,362	10,356
WellSky (21)	First Lien Senior Secured Loan	SOFR	2.86%	6.53%	3/10/2028		$1,980	1,980	1,974
WSHP Cottonwood Buyer, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2032		$—	(9)	(24)
WSHP Cottonwood Buyer, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	12/18/2032		$—	(17)	(18)
WSHP Cottonwood Buyer, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	12/18/2032		$7,200	7,165	7,164
Healthcare & Pharmaceuticals Total								$237,803	$238,141	23.7%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	8.98%	6/28/2029	£6,481	8,114	8,549
Appriss (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(20)	(16)
Appriss (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.71%	3/10/2031	$634	595	619
Appriss (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	3/10/2031	$13,841	13,756	13,807
Chartbeat (10)(12)(17)	Warrants	—	—	—	—	2	—	54
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,315	6,235	6,125
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$14,168	14,022	13,743
G-3 Frax Acquisition LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	1/30/2032	$—	(42)	(43)
G-3 Frax Acquisition LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	1/30/2032	$41,677	41,322	41,312
Galanthus Group Holdings, Limited (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/24/2031	£—	(27)	(55)
Galanthus Group Holdings, Limited (6)(17)(18)	First Lien Senior Secured Loan	SONIA	5.50%	9.23%	12/24/2031	£7,856	10,503	10,258
Galanthus Group Holdings, Limited (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/24/2031	$—	(27)	(56)
Galanthus Group Holdings, Limited (6)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/24/2031	$10,450	10,350	10,346
Galanthus Group Holdings, Limited (5)(6)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/24/2031	£—	—	—
Govineer Solutions (fka Black Mountain) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	10/7/2030	$600	590	600
Govineer Solutions (fka Black Mountain) (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(15)	—
Govineer Solutions (fka Black Mountain) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	10/7/2030	$13,698	13,621	13,698
Harbor IT, LLC (8)(13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	3/13/2031	$25,649	25,522	25,521
Harbor IT, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/13/2031	$—	(57)	(58)
Harbor IT, LLC (5)(17)(25)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	3/13/2031	$1,934	1,905	1,905
HG Insights, Inc. (10)(12)(17)	Equity Interest	—	—	—	—	1,625	2,502	2,290
HG Insights, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	6/16/2031	$34,365	33,768	33,506
LogRhythm (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(11)	(33)
LogRhythm (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	7/2/2029	$4,546	4,456	4,227
New Gen Holding (6)(8)(15)(17)(21)	First Lien Senior Secured Loan	EURIBOR	3.00% (4.25% PIK)	9.75%	5/28/2031	€5,716	6,414	6,537
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	1,768
PayRange (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(6)	—
PayRange (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2030	$17,996	17,911	17,996
PlentyMarkets (6)(13)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.45%	4/2/2032	€1,550	1,684	1,724
Pricelabs Revenue Inc. (17)(21)	First Lien Senior Secured Loan	SOFR	4.75%	8.44%	3/17/2033	$34,228	33,973	33,971
Pricelabs Revenue Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/17/2033	$—	(44)	(44)
Pricelabs Revenue Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	3/17/2033	$—	(44)	(44)
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.70%	8/31/2028	$2,937	2,930	2,848
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	10.67%	12/5/2030	$7,975	7,913	7,895
RetailNext (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.71%	12/5/2030	$1,250	1,237	1,234
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	6,050
SensorTower (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(5)	—
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.65%	5/14/2029	$3,934	3,911	3,934
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.65%	5/14/2029	$1,464	1,456	1,464
Utimaco (6)(8)(17)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€5,551	6,059	6,397
High Tech Industries Total							$272,601	$278,029	27.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.95%	5/6/2032	$150	125	150
Awayday (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/6/2032	$2,488	2,464	2,488
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/6/2032	$22,867	22,687	22,867
Awayday (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032	$—	(30)	—
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	858
City BBQ (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.02%	9/4/2030	$2,015	2,015	1,945
City BBQ (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(16)	(25)
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.03%	9/4/2030	$5,473	5,437	5,418
Le Berger SA (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.77%	2/21/2028	€500	522	576
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	1/19/2028	$2,496	2,464	2,496
Vacation Rental Brands, LLC (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/6/2032	$8,981	8,893	8,981
Hotel, Gaming & Leisure Total							$45,295	$45,754	4.5%

Media: Advertising, Printing & Publishing
Facts Global Energy (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.18%	12/20/2031	$145	142	127
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	12/20/2031	$883	879	856
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	12/20/2031	$635	621	616
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	9.98%	6/29/2029	£1,134	1,417	1,246
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.16%	9/2/2029	£3,750	4,379	4,103
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029	£8,100	10,228	10,043
Media: Advertising, Printing & Publishing Total							$17,666	$16,991	1.7%

Media: Diversified & Production
Owl Acquisition, LLC (8)(13)(17)(19)(31)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/17/2032	$23,116	23,041	22,191
Owl Acquisition, LLC (5)(17)(19)(31)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.45%	4/17/2032	$1,388	1,364	1,099
Owl Acquisition, LLC (5)(17)(21)(31)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.40%	4/17/2032	$605	600	472
Media: Diversified & Production Total							$25,005	$23,762	2.4%

Metals & Mining
Elevation NewCo Intermediate, LLC (10)(12)(17)	Equity Interest	—	—	—	—	328	—	142
Elevation NewCo, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	9.45%	8/1/2031	$1,379	1,379	1,379
Elevation NewCo, LLC (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.45%	8/1/2031	$14	—	14
Lindstrom, LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	12/30/2032	$1,247	1,150	1,172
Lindstrom, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/30/2032	$43,612	43,139	43,121
Metals & Mining Total							$45,668	$45,828	4.6%

Retail
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	—
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€4,567	4,983	5,263
Retail Total							$4,993	$5,263	0.5%

Services: Business
ACAMS (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	12/30/2031	$885	834	832
ACAMS (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	12/30/2031	$27,437	27,175	27,163
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	578
Advanced Aircrew (5)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	—
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	7/26/2030	$4,643	4,610	4,643

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Allbridge (5)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
Allbridge (5)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	—	—
Alogent Holdings, Inc. (5)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/21/2032	$—	—	—
Alogent Holdings, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	1/21/2032	$18,379	18,201	18,195
Alogent Holdings, Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	1/21/2032	$—	(18)	(19)
AMI (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031	$—	(14)	—
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$8,112	8,064	8,112
BLI Buyer, Inc. (4)(5)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2031	$—	—	(16)
BLI Buyer, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	10/31/2031	$535	525	524
BLI Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2031	$2,379	2,368	2,367
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.10%	5/20/2031	$297	294	294
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.10%	5/20/2031	$121	102	99
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.09%	5/20/2031	$9,615	9,615	9,615
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	13.73%	5/22/2032	£2,185	2,992	2,882
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	3/18/2030	$1,160	1,150	1,160
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	3/18/2030	$819	815	819
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	3/18/2030	$49	48	49
Discovery Senior Living (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(6)	—
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	1,665	571	1,306
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	—	—
DTIQ (17)(23)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.17%	9/30/2029	$3,150	3,150	3,087
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	9/30/2029	$20,958	20,701	20,539
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.10%	10/30/2030	$1,443	1,419	1,443
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.07%	10/30/2030	$1,219	1,195	1,219
Easy Ice (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.07%	10/30/2030	$9,137	9,032	9,137
Electronic Merchant Systems (17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.43%	8/1/2030	$3,266	3,229	3,266
Electronic Merchant Systems (10)(12)(17)	Equity Interest	—	—	—	—	72	496	909
Electronic Merchant Systems (5)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/1/2030	$2,168	2,140	2,168
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	6/17/2031	$1,965	1,949	1,880
E-Tech Group (5)(17)(18)	First Lien Senior Secured Loan - Revolver	P	4.50%	11.25%	4/9/2030	$190	185	186
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(6)	(8)
Fiduciaire Jean-Marc Faber (FJMF) (6)(8)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€3,566	3,905	4,089
Grant Thornton (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.42%	6/2/2031	$2,963	2,960	2,773
HLSG Intermediate, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	2/2/2033	$22,158	21,996	21,992
HLSG Intermediate, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2033	$—	(28)	(28)
HLSG Intermediate, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	2/2/2033	$—	(22)	(23)
Hollywood LP (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—	4,823	6,274	6,298
LEP CP Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—	714	948	1,027
Monarch Collective Holdings, LLC (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.68%	3/17/2032	$26,827	26,694	26,693
Monarch Collective Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.70%	3/17/2032	$108	19	18
Monarch Collective Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	3/17/2032	$721	703	703
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	4/30/2031	$3,950	3,950	3,949

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
PRGX (4)(5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030	$—	(31)	(174)
PRGX (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$5,188	5,146	5,071
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,607
Pure Wafer (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.02%	11/12/2030	$2,301	2,293	2,301
Pure Wafer (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.35%	9.02%	11/12/2030	$462	444	462
Pure Wafer (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.02%	11/12/2030	$687	682	687
R1 RCM Inc. (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	11/19/2031	$2,772	2,757	2,723
R1 RCM Inc. (4)(5)(9)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/19/2031	$—	(1)	(4)
Rydoo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.75%	9.25%	9/26/2031	€2,802	3,203	3,229
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	352	413	467
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	821	962	1,013
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.25%	9/12/2031	€778	861	897
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	892	967	975
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.76%	2/22/2031	€3,600	3,871	4,149
Services: Business Total							$211,766	$213,323	21.2%

Services: Consumer
CorePower Yoga, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	4/30/2031	$33,413	33,271	33,413
CorePower Yoga, LLC (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(3)	—
CorePower Yoga, LLC (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(11)	—
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.50%	12.21%	6/21/2029	$1,698	1,674	1,613
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	12.42%	6/21/2029	$181	181	158
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.17%	6/21/2029	$216	213	205
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.66%	7/25/2028	$1,791	1,762	1,791
Spotless Brands (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	7/25/2028	$9,590	9,562	9,590
Vasa Fitness Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.02%	8/15/2030	$13,733	13,582	13,595
Vasa Fitness, LLC (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(10)	(11)
Vasa Fitness, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.03%	8/15/2030	$5,661	5,621	5,580
WhiteWater Express (15)(17)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$17,245	17,136	17,245
Services: Consumer Total							$82,978	$83,179	8.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Telecommunications
Allo Holdco Borrower LLC (15)(17)	Subordinated Debt	—	7.50% (8.00% PIK)	15.50%	4/16/2032	$15,488	15,300	15,256
Altafiber (fka Cincinnati Bell) (14)	First Lien Senior Secured Loan	SOFR	2.25%	5.92%	11/22/2028	$1,970	1,970	1,969
Substantial Holdco Limited (5)(6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£7,714	10,347	10,175
Telecommunications Total							$27,617	$27,400	2.7%

Transportation: Cargo
Gulf Winds International (13)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.67%	12/16/2028	$9,748	9,593	9,236
ICAT Logistics, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.92%	3/1/2029	$4,669	4,604	4,623
ICAT Logistics, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.92%	3/1/2029	$3,160	3,114	3,094
ICAT Logistics, Inc. (4)(5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029	$—	(14)	(10)
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$7,740	7,615	7,740
Transportation: Cargo Total							$24,912	$24,683	2.5%

Utilities: Electric
KAMC Holdings, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	8/1/2031	$30,849	30,540	30,309
KAMC Holdings, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	8.92%	8/1/2031	$986	948	919
Utilities: Electric Total							$31,488	$31,228	3.1%

Utilities: Water
Vessco Water (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(3)	—
Vessco Water (17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.19%	7/24/2031	$1,119	1,114	1,119
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.17%	7/24/2031	$3,265	3,252	3,265
Vessco Water (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(8)	—
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.17%	7/24/2031	$1,658	1,645	1,658
Utilities: Water Total							$6,000	$6,042	0.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (8)(12)(15)(17)(19)(27)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.32%	7/6/2028		$15,760	13,690	6,935
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.45%	12/19/2030		$9,482	9,461	9,482
Blackbird Purchaser, Inc. (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2030		$—	(2)	—
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.45%	12/19/2029		$1,202	1,199	1,202
Chex Finer Foods, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	6/6/2031		$7,277	7,238	7,277
Chex Finer Foods, LLC (5)(9)(17)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(24)	—
Chex Finer Foods, LLC (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(17)	—
Fifty AU Bidco Pty Ltd (8)(13)(17)(21)	First Lien Senior Secured Loan	BBSY	5.00%	9.36%	8/1/2031	AUD	3,221	2,076	2,206
Fifty U.S. Bidco Inc (5)(9)(17)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(5)	—
Fifty U.S. Bidco Inc (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	8/1/2031		$2,076	2,046	2,086
Fifty U.S. Bidco Inc (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/1/2031		$4,199	4,180	4,199
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/28/2029		$2,719	2,677	2,705
Wholesale Total								$42,519	$36,092	3.5%
Non-Controlled/Non-Affiliate Investments Total								$1,733,892	$1,735,938	172.6%

Non-Controlled/Affiliate Investments
Beverage, Food & Tobacco
BCC CPK Investments 2, LP (7)(10)(12)(17)	Equity Interest	—	—	—	—		7,399	7,399	7,399
CPK IPCO Buyer LLC (7)(17)	Subordinated Debt	—	12.00%	12.00%	12/22/2031		$12,209	12,034	12,026
Beverage, Food & Tobacco Total								$19,433	$19,425	1.9%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—		—	100	149
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—		—	—	502
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(17)	Preferred Equity	—	—	—	—		8	7,000	8,146
FIRE: Finance Total								$7,100	$8,797	0.9%
Non-Controlled/Affiliate Investments Total								$26,533	$28,222	2.8%

Controlled Affiliate Investments
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Equity Interest Investment Vehicles	—	—	—	—		2,250	7,215	7,119
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Preferred Equity Interest Investment Vehicles	—	—	—	—		10	10	63
Bain Capital Senior Loan Program II, LLC (6)(7)(17)(21)(28)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/24/2036		$43,740	43,740	43,740
Investment Vehicles Total								$50,965	$50,922	5.1%
Controlled Affiliate Investments Total								$50,965	$50,922	5.1%
Investments Total								$1,811,390	$1,815,082	180.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents		—	3.69%	—		$48,189	48,189	48,189
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	3.55%	—		$23,118	23,118	23,118
Cash Equivalents Total								$71,307	$71,307	7.0%
Investments and Cash Equivalents Total								$1,882,697	$1,886,389	187.5%

Interest Rate Swaps

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Depreciation
Interest Rate Swap	Series 2025 Senior Notes, Tranche A Notes	5.92%	SOFR + 2.43%	BNP Paribas	11/29/2028	$110,000	$-	$(474)
Interest Rate Swap	Series 2025 Senior Notes, Tranche B Notes	6.25%	SOFR + 2.69%	BNP Paribas	11/29/2030	$165,000	$-	$(828)
								$(1,302)

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation/Depreciation(8)
US DOLLARS 6,402	POUND STERLING 4,930	Bank of New York Mellon	4/16/2026	$(99)
US DOLLARS 1,157	POUND STERLING 870	BNP Paribas	5/18/2026	9
US DOLLARS 6,486	EURO 5,670	BNP Paribas	5/21/2026	(61)
US DOLLARS 449	NEW ZEALAND DOLLAR 780	Bank of New York Mellon	6/15/2026	3
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,770	BNP Paribas	6/25/2026	(129)
US DOLLARS 2,735	POUND STERLING 2,020	BNP Paribas	6/25/2026	72
US DOLLARS 883	AUSTRALIAN DOLLARS 1,350	Bank of New York Mellon	7/31/2026	(40)
US DOLLARS 4,548	EURO 3,885	BNP Paribas	7/31/2026	49
US DOLLARS 664	EURO 490	Bank of New York Mellon	8/10/2026	96
US DOLLARS 233	AUSTRALIAN DOLLARS 350	Bank of New York Mellon	9/16/2026	(6)
US DOLLARS 1,139	AUSTRALIAN DOLLARS 1,640	BNP Paribas	9/16/2026	19
US DOLLARS 2,091	AUSTRALIAN DOLLARS 3,000	Wells Fargo	9/16/2026	42
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	(22)
US DOLLARS 10,453	POUND STERLING 7,750	Bank of New York Mellon	9/25/2026	248
US DOLLARS 6,639	EURO 5,560	Bank of New York Mellon	10/2/2026	187
US DOLLARS 14,404	POUND STERLING 10,870	Wells Fargo	11/10/2026	101
US DOLLARS 6,344	EURO 5,390	Wells Fargo	11/20/2026	79
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(97)
US DOLLARS 13,167	EURO 11,110	Bank of New York Mellon	1/7/2027	234
US DOLLARS 2,678	EURO 2,280	Wells Fargo	1/7/2027	24
US DOLLARS 4,665	POUND STERLING 3,460	BNP Paribas	2/23/2027	121
US DOLLARS 2,023	POUND STERLING 1,500	Wells Fargo	2/23/2027	53
US DOLLARS 3,830	EURO 3,270	Bank of New York Mellon	3/30/2027	15
US DOLLARS 1,490	POUND STERLING 1,120	Bank of New York Mellon	3/30/2027	20
				$918

1. The investments bear interest at a rate that may be determined by reference to the Prime Rate ("Prime" or "P"), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over P, EURIBOR, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at March 31, 2026. Certain investments are subject to a P, EURIBOR, SOFR, SONIA, BKBM or BBSY interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars.

3. Percentages are based on the Company’s net assets of $1,005,807 as of March 31, 2026.

4. The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

6. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 11.1% of the Company’s total assets.

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

10. Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $84,690 or 8.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
AQPI Investors LP	2/19/2026
Bain Capital Senior Loan Program II, LLC	3/24/2025
BCC AmeriQual Investments 2, LP	2/19/2026
BCC CPK Investments 2, LP	12/8/2025
BCC HGS Investments 2, LP	10/21/2025
BCC Trillium Foods Investments 2, LP	5/13/2025
BCPC Project Aberdeen, LLC.	7/3/2024
BDC JH Mezz Lender, LLC	3/16/2026
BDC JH Senior Lender, LLC	3/16/2026
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTIQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Endurance Holdco Limited	11/14/2025
Galeria	8/1/2024
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
Polar Technology Group LLC	3/2/2026
PPT Group	2/28/2025
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/11/2024
Spindrift	2/19/2025

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

22. Tickmark not used.

23. Loan includes interest rate floor of 3.50%.

24. Unrealized appreciation on forward currency exchange contracts.

25. Loan includes interest rate floor of 1.25%.

26. Loan includes interest rate floor of 3.00%.

27. Loan was on non-accrual status as of March 31, 2026.

28. As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

29. GBP 602 and EUR 34 of the total par amount for this security is at SONIA + 6.42% and EURIBOR + 6.25%, respectively.

30. GBP 556 of the total par amount for this security is at SONIA+ 6.38%.

31. During the three months ended March 31, 2026, the Company refined the industry classification of Owl Acquisition, LLC from Services: Consumer to Media: Diversified & Production.

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	—
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$11,874	11,771	11,875
Bridger Aerospace Group Holdings, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.70%	10/28/2030	$1,147	1,093	1,091
Bridger Aerospace Group Holdings, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2030	$—	(32)	(34)
Bridger Aerospace Group Holdings, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.72%	10/28/2030	$20,400	20,203	20,196
BTX Precision (10)(12)(17)	Equity Interest	—	—	—	—	1	1,253	1,917
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	7/25/2030	$7,580	7,537	7,580
BTX Precision (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(15)	—
BTX Precision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.60%	7/25/2030	$1,926	1,908	1,926
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$3,659	3,635	3,659
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	7/25/2030	$2,015	2,000	2,015
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$27,036	26,913	26,901
Heads Up Technologies, Inc. (17)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	11.92%	7/23/2031	$18,843	18,757	18,749
Heads Up Technologies, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030	$—	(16)	(17)
Novaria (21)	First Lien Senior Secured Loan	SOFR	3.25%	6.97%	6/6/2031	$2,970	2,973	2,976
Saturn Purchaser Corp. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(5)	—
Saturn Purchaser Corp. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$8,129	8,026	8,129
Solairus (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(8)	—
Aerospace & Defense Total							$105,993	$106,963	11.5%

Automotive
Caliber (21)	First Lien Senior Secured Loan	SOFR	2.50%	6.22%	1/30/2031	$2,856	2,856	2,863
Chilton (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031	$1,026	1,020	1,019
Chilton (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031	$—	(22)	(77)
Chilton (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.40%	2/5/2031	$899	875	870
Intoxalock (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	11/1/2028	$9,700	9,644	9,700
JHCC Holdings, LLC (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.92%	9/9/2027	$9,408	9,406	9,408
Automotive Total							$23,779	$23,783	2.6%

Beverage, Food & Tobacco
AgroFresh Solutions (17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030	$2,710	2,677	2,710
AgroFresh Solutions (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030	$11,011	10,880	11,011
AgroFresh Solutions (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	4/2/2029	$868	842	868

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date		Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
BCC Trillium Foods Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		2	1,740	2,188
BCPC Project Aberdeen, LLC. (10)(12)(17)	Equity Interest	—	—	—	—		774	803	865
Hellers (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(2)	(1)
Hellers (6)(15)(17)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	93	57	52
Hellers (6)(15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88%PIK)	8.07%	9/27/2030	NZ$	1,097	663	625
SauceCo HoldCo, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.44%	5/13/2030		$2,598	2,572	2,598
SauceCo HoldCo, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	5/13/2030		$48,841	47,403	48,841
Spindrift (10)(12)(17)	Equity Interest	—	—	—	—		1	500	537
Spindrift (15)(17)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,574	1,536	1,574
Beverage, Food & Tobacco Total								$69,671	$71,868	7.8%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.32%	8/27/2030		$546	506	505
AeriTek Global CAD Acquisition Inc. (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	8/27/2030		$12,472	12,298	12,285
Alliance Laundry (21)	First Lien Senior Secured Loan	SOFR	2.25%	6.11%	8/19/2031		$1,973	1,976	1,984
Engineered Products Co., LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/12/2031		$125	116	115
Engineered Products Co., LLC (17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.81%	8/12/2031		$4,778	4,733	4,730
Ergotron Acquisition LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.97%	7/6/2028		$8,368	8,277	8,368
EXT Acquisitions, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2031		$—	—	—
EXT Acquisitions, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2031		$—	(8)	(8)
EXT Acquisitions, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/19/2031		$15,103	15,028	15,027
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€901	933	1,057
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€279	288	328
Goodfellow (6)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032		$364	361	360
Goodfellow (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£265	341	352
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.43%	2/28/2031		£33	43	39
PPT Group (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	9.44%	2/28/2031		£20	24	27
PPT Group (6)(10)(12)(17)	Equity Interest	—	—	—	—		57	57	51
PPT Group (6)(8)(17)(21)	First Lien Senior Secured Loan	SONIA	5.50%	9.45%	2/28/2031		£929	1,161	1,240
Capital Equipment Total								$46,134	$46,460	5.0%

Chemicals, Plastics, & Rubber
Duraco (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029		$6,116	6,048	5,811
Duraco (5)(16)(17)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.24%	6/6/2029		$127	118	96
Plaskolite PPC Intermediate II LLC (8)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	11.86%	5/9/2030		$19,382	19,051	18,994
Plaskolite PPC Intermediate II LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	2/7/2030		$152	128	124
Solenis (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	6/20/2031		$3,960	3,943	3,932
V Global Holdings LLC (13)(17)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027		$11,601	11,530	11,021
Chemicals, Plastics, & Rubber Total								$40,818	$39,978	4.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Construction & Building
AGS American Glass Services Acquisition, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$7,625	7,590	7,587
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(10)	(11)
AGS American Glass Services Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(5)	(20)
AGS American Services Investments, L.P. (10)(12)(17)	Equity Interest	—	—	—	—	15	1,486	1,486
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$8,500	8,258	8,330
Chase Industries, Inc. (15)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$850	820	833
Chase Industries, Inc. (5)(15)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$262	262	254
G702 Buyer, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(21)	(23)
G702 Buyer, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/2/2031	$7,803	7,696	7,686
Quikrete Holdings (21)	First Lien Senior Secured Loan	SOFR	2.25%	5.97%	1/30/2032	$1,985	1,981	1,993
Zeus Fire & Security (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.84%	12/11/2030	$500	500	462
Zeus Fire & Security (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(8)	(3)
Zeus Fire & Security (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	12/11/2030	$4,082	4,082	4,072
Zeus Fire & Security (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.85%	12/11/2030	$10,383	10,319	10,357
Construction & Building Total							$42,950	$43,003	4.6%

Consumer Goods: Durable
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(4)	(5)
New Milani Group LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(25)	(14)
New Milani Group LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.44%	6/26/2031	$18,893	18,720	18,799
Consumer Goods: Durable Total							$18,691	$18,780	2.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Evriholder (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.90%	10.57%	1/24/2028	$3,977	3,957	3,938
Hempz (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(16)	(35)
Hempz (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$10,567	10,496	10,408
RoC Skincare (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	2/21/2031	$10,808	10,688	10,808
RoC Skincare (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(41)	—
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$21,652	21,361	21,327
Summer Fridays, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(35)	(39)
WU Holdco, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/15/2032	$17,663	17,584	17,663
WU Holdco, Inc. (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(12)	—
WU Holdco, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.40%	4/15/2032	$94	89	94
Consumer Goods: Non-Durable Total							$64,071	$64,164	6.9%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (13)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	10.10%	12/29/2027	$11,818	11,570	11,818
ASP-r-pac Acquisition Co LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	9.83%	12/29/2027	$303	292	305
Five Star (14)	First Lien Senior Secured Loan	SOFR	4.25%	7.99%	5/5/2029	$1,980	1,959	1,977
Novolex (14)	First Lien Senior Secured Loan	SOFR	3.18%	6.89%	4/13/2029	$4,000	3,991	4,008
Precision Concepts Canada Corporation (6)(8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$1,863	1,845	1,844
Precision Concepts Parent Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	8/2/2032	$7,540	7,467	7,465
Precision Concepts Parent Inc. (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/2/2032	$339	305	304
Precision Concepts Parent Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$4,279	4,239	4,236
Precision Concepts Parent Inc. (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.59%	8/2/2032	$3,040	3,025	3,010
Technimark (14)	First Lien Senior Secured Loan	SOFR	3.25%	6.98%	4/14/2031	$2,970	2,963	2,953
Containers, Packaging & Glass Total							$37,656	$37,920	4.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date		Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
BCC HGS Investments 2, LP (10)(12)(17)	Equity Interest	—	—	—	—		9	1,333	1,333
Humic Acquisition Holdings, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/21/2031		$—	(10)	(11)
Humic Acquisition Holdings, LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.63%	10/21/2031		$1,169	1,144	1,143
Humic Acquisition Holdings, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.48%	10/21/2031		$18,135	18,047	18,044
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.95%	5/14/2032		£546	726	729
Meteor UK Bidco Limited (5)(6)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031		£—	—	—
Meteor UK Bidco Limited (6)(17)(21)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	5/14/2032		£911	1,214	1,216
Reconomy (6)(13)(17)(21)(29)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	7/12/2029		£2,499	3,166	3,229
Reconomy (6)(13)(17)(21)(30)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.27%	7/12/2029		£2,499	3,113	3,339
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029		£2,324	2,933	3,126
Reconomy (6)(13)(17)(21)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029		€937	1,022	1,100
Environmental Industries Total								$32,688	$33,248	3.6%

FIRE: Finance
Allworth Financial Group, L.P. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027		$2,172	2,161	2,172
Allworth Financial Group, L.P. (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027		$—	(1)	—
Avalon Bidco Limited (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.22%	4/16/2032		£291	373	379
Avalon Bidco Limited (6)(13)(17)(18)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032		£1,376	1,801	1,828
Choreo (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/18/2028		$1,228	1,228	1,228
Choreo (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.72%	2/18/2028		$60	60	60
DRW (21)	First Lien Senior Secured Loan	SOFR	3.50%	7.22%	6/26/2031		$4,950	4,956	4,893
Endurance Holdco Limited (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—		3,810	4,923	5,023
Hudson River Trading (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.49%	3/18/2030		$3,915	3,901	3,936
Jane Street (21)	First Lien Senior Secured Loan	SOFR	2.00%	5.82%	12/15/2031		$4,948	4,898	4,931
Kestra (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	3/21/2031		$2,970	2,963	2,979
Lagerbox (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.55%	12/20/2028		€750	779	880
LEP SAL Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—		1,250	1,646	1,682
Monarch Finco, LLC (5)(14)(17)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	8.09%	10/29/2032		$1,825	1,798	1,798
Monarch Finco, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/29/2032		$—	(4)	(4)
Monarch Finco, LLC (13)(14)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.09%	10/29/2032		$6,257	6,196	6,194
Monarch Finco, LLC (13)(14)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.09%	10/29/2032		$13,296	13,166	13,163
PMA (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031		$—	(6)	—
PMA (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031		$17,390	17,190	17,390
Sikich (10)(12)(17)	Warrants	—	—	—	—		2	—	156
Sikich (10)(12)(17)	Warrants	—	—	—	—		5	—	545
Sikich (10)(15)(17)	Preferred Equity	—	13.00% PIK	13.00%	—		36	3,641	3,644
Tartan Bidco Pty. Ltd. (6)(17)(21)	First Lien Senior Secured Loan	BBSY	5.25%	8.96%	12/31/2027	AUD	3,173	2,043	2,106
Tartan Bidco Pty. Ltd. (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2027	AUD	—	(7)	(2)
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/2/2028		$—	(16)	—
Wealth Enhancement Group (WEG) (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028		$4,693	4,692	4,693
Wealth Enhancement Group (WEG) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028		$—	(3)	—
FIRE: Finance Total								$78,378	$79,674	8.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Acrisure, LLC (13)(21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	11/6/2030	$4,917	4,896	4,919
Asurion, LLC (21)	First Lien Senior Secured Loan	SOFR	4.10%	7.82%	8/19/2028	$3,939	3,926	3,948
Broadstreet Partners, Inc. (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.47%	6/13/2031	$2,972	2,965	2,985
Simplicity (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.40%	12/31/2031	$2,410	2,388	2,410
Simplicity (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(22)	—
Simplicity (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.40%	12/31/2031	$15,565	15,432	15,565
FIRE: Insurance Total							$29,585	$29,827	3.2%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2030	$10,280	10,233	10,229
Accident Care Alliance Holdco LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2030	$—	(5)	(21)
Accident Care Alliance Holdco LLC (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	8/20/2030	$629	609	608
AEG Vision (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$17,227	16,991	17,227
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$2,478	2,478	2,478
AEG Vision (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$4,968	4,929	4,968
AEG Vision (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$9,825	9,806	9,825
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$2,471	2,462	2,471
Alldent Holding GmbH (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/15/2032	€—	—	—
Alldent Holding GmbH (17)(21)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	11/15/2032	€4,177	4,795	4,853
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(17)	(19)
AOM Infusion (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(24)	(13)
AOM Infusion (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$10,723	10,628	10,669
Apollo Intelligence (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.50%	5/31/2028	$13,373	13,321	13,105
Beacon Specialized Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	3/25/2028	$2,248	2,207	2,248
Beacon Specialized Living (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	3/25/2028	$4,261	4,232	4,261
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$10,417	10,276	10,261
Caregiver (15)(17)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$5,792	5,741	5,705
CRH Healthcare Purchaser, Inc. (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/17/2031	$34,358	34,194	34,186
CRH Healthcare Purchaser, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031	$—	(20)	(41)
CRH Healthcare Purchaser, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031	$—	(16)	(16)
EHE Health (10)(12)(17)	Equity Interest	—	—	—	—	1,127	1,127	1,233
EHE Health (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$13,261	13,157	13,261
Masco (6)(15)(17)(21)	Subordinated Debt	EURIBOR	9.25% (0.75% PIK)	12.23%	10/4/2032	€5,666	6,111	6,716
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.37%	8/29/2031	€267	276	307
Nafinco (5)(6)(17)(18)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€19	19	22
Nafinco (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031	€1,464	1,592	1,710
Odyssey Behavioral Health (10)(12)(17)	Equity Interest	—	—	—	—	7	698	740
Odyssey Behavioral Health (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(35)	—
Odyssey Behavioral Health (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$10,515	10,406	10,515
Pharmacy Partners (13)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	2/28/2029	$9,668	9,591	9,668

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Pharmacy Partners (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(17)	—
Psychiatric Medical Care LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032	$—	(46)	(50)
Psychiatric Medical Care LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$14,350	14,184	14,171
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.06%	10/17/2031	$310	281	310
Red Nucleus (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.22%	10/17/2031	$420	399	420
Red Nucleus (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$6,530	6,462	6,530
RedMed Operations (Collage Rehabilitation) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(8)	—
RedMed Operations (Collage Rehabilitation) (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.77%	2/28/2031	$293	280	293
RedMed Operations (Collage Rehabilitation) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$15,444	15,378	15,444
Soliant (21)	First Lien Senior Secured Loan	SOFR	3.75%	7.79%	7/18/2031	$1,917	1,926	1,563
USME Holdco LLC (15)(17)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031	$16,386	16,291	16,304
Vatica Health, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2032	$—	(18)	(18)
Vatica Health, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032	$17,461	17,290	17,286
WellSky (21)	First Lien Senior Secured Loan	SOFR	2.86%	6.58%	3/10/2028	$1,985	1,985	1,993
WSHP Cottonwood Buyer, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2032	$—	(9)	(9)
WSHP Cottonwood Buyer, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/18/2032	$—	(18)	(18)
WSHP Cottonwood Buyer, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	12/18/2032	$7,200	7,164	7,164
Healthcare & Pharmaceuticals Total							$257,286	$258,539	27.9%

High Tech Industries
Access (6)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£6,481	8,106	8,719
Appriss (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(21)	—
Appriss (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.69%	3/10/2031	$634	593	634
Appriss (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.74%	3/10/2031	$21,276	21,138	21,276
Chartbeat (10)(12)(17)	Warrants	—	—	—	—	2	—	532
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,075	5,992	6,075
Chartbeat (15)(17)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$13,630	13,476	13,630
Galanthus Group Holdings, Limited (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/24/2031	£—	(28)	(28)
Galanthus Group Holdings, Limited (17)(18)	First Lien Senior Secured Loan	SONIA	5.50%	9.23%	12/24/2031	£7,856	10,498	10,462
Galanthus Group Holdings, Limited (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/24/2031	$—	(28)	(28)
Galanthus Group Holdings, Limited (17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.15%	12/24/2031	$10,450	10,346	10,346
Galanthus Group Holdings, Limited (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/24/2031	£—	—	—
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(14)	—
Govineer Solutions (fka Black Mountain) (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(21)	—
Govineer Solutions (fka Black Mountain) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$15,733	15,639	15,733
HG Insights, Inc. (10)(12)(17)	Equity Interest	—	—	—	—	1,625	2,502	2,773

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
HG Insights, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.23%	6/16/2031	$34,365	33,740	34,021
LogRhythm (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(11)	(19)
LogRhythm (8)(17)(18)	First Lien Senior Secured Loan	SOFR	7.50%	11.34%	7/2/2029	$4,546	4,450	4,364
New Gen Holding (6)(8)(15)(17)(21)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031	€5,863	6,585	6,829
PayRange (10)(12)(17)	Equity Interest	—	—	—	—	1,176	1,176	1,996
PayRange (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(7)	—
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	10/31/2030	$2,108	2,091	2,108
PayRange (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.75%	10/31/2030	$18,041	17,951	18,041
PlentyMarkets (6)(13)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.53%	4/2/2032	€1,527	1,656	1,779
Proofpoint, Inc. (14)	First Lien Senior Secured Loan	SOFR	3.00%	6.67%	8/31/2028	$2,945	2,938	2,965
RetailNext (17)(18)	First Lien Senior Secured Loan	SOFR	7.00%	10.76%	12/5/2030	$7,975	7,910	7,895
RetailNext (5)(17)(21)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	12/5/2030	$1,000	987	984
SensorTower (10)(12)(17)	Equity Interest	—	—	—	—	63	974	6,052
SensorTower (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(5)	—
SensorTower (8)(13)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$3,881	3,843	3,881
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$3,934	3,909	3,934
Utimaco (6)(17)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$1,464	1,455	1,464
Utimaco (6)(8)(17)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€5,551	6,057	6,515
High Tech Industries Total							$183,877	$192,933	20.8%

Hotel, Gaming & Leisure
Awayday (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032	$—	(33)	—
Awayday (17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$2,494	2,470	2,494
Awayday (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$22,851	22,653	22,851
Awayday (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032	$—	(32)	—
Awayday (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032	$—	(5)	—
City BBQ (10)(12)(17)	Preferred Equity	—	—	—	—	3	734	837
City BBQ (4)(5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	(35)
City BBQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(17)	(13)
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030	$7,487	7,436	7,449
Le Berger SA (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.77%	2/21/2028	€500	522	587
Pollo Tropical (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(7)	—
Pollo Tropical (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.07%	10/23/2029	$6,047	5,989	6,047
Pyramid Global Hospitality (13)(17)(25)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028	$9,503	9,362	9,503
Hotel, Gaming & Leisure Total							$49,072	$49,720	5.4%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031	$—	(3)	(15)
Facts Global Energy (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031	$—	(1)	(4)
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$883	879	861
Facts Global Energy (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$635	621	619
OGH Bidco Limited (5)(6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.23%	6/29/2029	£1,134	1,416	1,303
OGH Bidco Limited (6)(13)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.61%	9/2/2029	£3,750	4,377	4,135
OGH Bidco Limited (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029	£8,100	10,225	10,324
Media: Advertising, Printing & Publishing Total							$17,514	$17,223	1.9%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Metals & Mining
Elevation NewCo Intermediate, LLC (10)(12)(17)	Equity Interest	—	—	—	—	328	—	—
Elevation NewCo, LLC (4)(5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031	$—	—	(54)
Elevation NewCo, LLC (17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.60%	8/1/2031	$7,014	6,948	6,944
Elevation NewCo, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031	$—	(15)	(16)
Lindstrom, LLC (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	12/30/2032	$2,451	2,350	2,367
Lindstrom, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/30/2032	$43,612	43,122	43,067
Metals & Mining Total							$52,405	$52,308	5.6%

Retail
Galeria (6)(10)(12)(17)	Equity Interest	—	—	—	—	43	10	10
Galeria (6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029	€4,412	4,799	5,177
Retail Total							$4,809	$5,187	0.6%

Services: Business
ACAMS (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	12/30/2031	$—	(53)	—
ACAMS (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	12/30/2031	$27,506	27,231	27,506
Advanced Aircrew (10)(12)(17)	Preferred Equity	—	—	—	—	545	545	593
Advanced Aircrew (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	—
Advanced Aircrew (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.22%	7/26/2030	$4,655	4,619	4,655
Allbridge (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	6/5/2030	$4,925	4,898	4,925
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
Allbridge (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	—	—

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
AMI (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031	$—	(14)	—
AMI (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$10,557	10,492	10,557
BLI Buyer, Inc. (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2031	$—	—	—
BLI Buyer, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2031	$—	(10)	(11)
BLI Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.84%	10/31/2031	$9,629	9,582	9,581
Cube (5)(6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.07%	5/20/2031	$158	153	154
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.08%	5/20/2031	$121	102	100
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031	$9,426	9,426	9,426
Cube (6)(15)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	13.73%	5/22/2032	£2,185	2,992	2,939
Discovery Senior Living (13)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	3/18/2030	$4,913	4,871	4,913
Discovery Senior Living (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$821	817	821
Discovery Senior Living (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$2,629	2,613	2,628
Discovery Senior Living (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(6)	—
DSN (Dealer Services Network) (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/9/2027	$4,950	4,928	4,950
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	1,665	571	1,307
DTIQ (10)(12)(17)	Equity Interest	—	—	—	—	3,351	—	—
DTIQ (5)(17)(23)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.22%	9/30/2029	$630	630	583
DTIQ (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(24)	(63)
DTIQ (8)(13)(17)(23)	First Lien Senior Secured Loan	SOFR	7.50%	11.22%	9/30/2029	$21,011	20,736	20,696
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.07%	10/30/2030	$1,272	1,240	1,266
Easy Ice (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.09%	10/30/2030	$714	689	714
Easy Ice (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$11,560	11,420	11,560
Electronic Merchant Systems (17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.50%	8/1/2030	$3,266	3,227	3,266
Electronic Merchant Systems (10)(12)(17)	Equity Interest	—	—	—	—	72	496	969
Electronic Merchant Systems (5)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.48%	8/1/2030	$9,121	8,999	9,121
Enlyte (fka Mitchell International) (14)	First Lien Senior Secured Loan	SOFR	3.25%	6.97%	6/17/2031	$1,970	1,953	1,979
E-Tech Group (13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	4/9/2030	$3,467	3,442	3,424
E-Tech Group (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(5)	(9)
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(6)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(7)	(17)
Fiduciaire Jean-Marc Faber (FJMF) (6)(8)(13)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€3,566	3,904	4,143
Grant Thornton (21)	First Lien Senior Secured Loan	SOFR	2.75%	6.47%	6/2/2031	$2,970	2,967	2,979
Hollywood LP (6)(10)(15)(17)	Preferred Equity	—	12.50% PIK	12.50%	—	4,676	6,072	6,164
LEP CP Co-Invest, L.P. (6)(10)(12)(17)	Equity Interest	—	—	—	—	714	948	1,019
Press Ganey (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	4/30/2031	$3,960	3,960	3,972
PRGX (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030	$—	(33)	(116)
PRGX (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$12,219	12,115	12,035
Pure Wafer (10)(12)(17)	Equity Interest	—	—	—	—	1,439	1,439	1,607
Pure Wafer (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.07%	11/12/2030	$1,613	1,604	1,613
Pure Wafer (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030	$—	(19)	—
Pure Wafer (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.07%	11/12/2030	$7,778	7,715	7,778
R1 RCM Inc. (21)	First Lien Senior Secured Loan	SOFR	3.00%	6.72%	11/19/2031	$2,779	2,764	2,791
R1 RCM Inc. (5)(9)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/19/2031	$—	(1)	1
Rydoo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.87%	9/26/2031	€2,802	3,201	3,288
Rydoo (6)(10)(12)(17)	Preferred Equity	—	—	—	—	352	412	463
Rydoo (6)(10)(12)(17)	Equity Interest	—	—	—	—	821	962	1,277
Rydoo (6)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	8.87%	9/12/2031	€778	861	913
SoftCo (6)(10)(12)(17)	Equity Interest	—	—	—	—	892	967	1,310
SoftCo (6)(17)(18)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.57%	2/22/2031	€3,600	3,870	4,225
Services: Business Total							$190,261	$193,995	20.9%

Services: Consumer
CorePower Yoga, LLC (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$35,897	35,738	35,897
CorePower Yoga, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(3)	—
CorePower Yoga, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(11)	—
Master ConcessionAir (17)(26)	First Lien Senior Secured Loan	SOFR	8.75%	12.44%	6/21/2029	$1,707	1,682	1,622
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	12.64%	6/21/2029	$182	182	159
Master ConcessionAir (5)(17)(26)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	12.49%	6/21/2029	$216	213	205
Owl Acquisition, LLC (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$25,174	25,089	24,670
Owl Acquisition, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	4/17/2032	$—	(24)	(144)
Owl Acquisition, LLC (5)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.69%	4/17/2032	$609	601	540
Spotless Brands (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.87%	7/25/2028	$1,370	1,337	1,369
Spotless Brands (17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.37%	7/25/2028	$9,618	9,586	9,618
Vasa Fitness Buyer, Inc. (17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.07%	8/15/2030	$21,167	20,935	20,903
Vasa Fitness, LLC (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(11)	(13)
Vasa Fitness, LLC (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.08%	8/15/2030	$3,029	2,985	2,928
WhiteWater Express (15)(17)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$16,662	16,547	16,662
Services: Consumer Total							$114,846	$114,416	12.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date		Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Non-Affiliate Investments
Telecommunications:
Allo Holdco Borrower LLC (15)(17)	Subordinated Debt	—	7.50% (8.00% PIK)	15.50%	4/16/2032		$15,184	14,988	14,956
Altafiber (fka Cincinnati Bell) (14)	First Lien Senior Secured Loan	SOFR	2.25%	5.97%	11/22/2028		$1,975	1,975	1,980
Substantial Holdco Limited (5)(6)(15)(17)	First Lien Senior Secured Loan - Delayed Draw	—	8.00% (4.00% PIK)	12.00%	4/20/2030		£5,058	6,768	6,803
Telecommunications Total								$23,731	$23,739	2.6%

Transportation: Cargo
Gulf Winds International (13)(15)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028		$9,750	9,580	9,262
ICAT Logistics, Inc. (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.97%	3/1/2029		$11,181	11,019	11,013
ICAT Logistics, Inc. (5)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.97%	3/1/2029		$1,648	1,600	1,549
ICAT Logistics, Inc. (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029		$—	(14)	(15)
RoadOne (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028		$7,760	7,623	7,760
Transportation: Cargo Total								$29,808	$29,569	3.2%

Utilities: Electric
KAMC Holdings, Inc. (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031		$32,926	32,581	32,556
KAMC Holdings, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.07%	8/1/2031		$986	946	943
Utilities: Electric Total								$33,527	$33,499	3.6%

Utilities: Water
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031		$—	(3)	-
Vessco Water (17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.23%	7/24/2031		$1,119	1,114	1,119
Vessco Water (5)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.22%	7/24/2031		$2,923	2,910	2,923
Vessco Water (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031		$—	(9)	-
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.22%	7/24/2031		$8,658	8,594	8,658
Utilities: Water Total								$12,606	$12,700	1.4%

Wholesale
Abracon Group Holding, LLC. (8)(12)(15)(17)(19)(27)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028		$15,577	13,926	9,346
Blackbird Purchaser, Inc. (13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	12/19/2030		$9,506	9,484	9,506
Blackbird Purchaser, Inc. (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2030		$—	(2)	—
Blackbird Purchaser, Inc. (5)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.42%	12/19/2029		$1,403	1,400	1,403
Chex Finer Foods, LLC (13)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031		$7,296	7,254	7,296
Chex Finer Foods, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(25)	—
Chex Finer Foods, LLC (5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(17)	—
Fifty AU Bidco Pty Ltd (6)(8)(13)(17)(21)	First Lien Senior Secured Loan	BBSY	5.00%	8.79%	8/1/2031	AUD	3,229	2,081	2,144
Fifty U.S. Bidco Inc (4)(5)(9)(17)(21)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(5)	(22)
Fifty U.S. Bidco Inc (5)(17)(18)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	8/1/2031		$1,749	1,718	1,723
Fifty U.S. Bidco Inc (8)(13)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031		$6,209	6,180	6,178
SureWerx (8)(13)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	12/28/2029		$9,726	9,566	9,677
Wholesale Total								$51,560	$47,251	5.1%
Non-Controlled/Non-Affiliate Investments Total								$1,611,716	$1,626,747	175.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of NAV (3)
Non-Controlled/Affiliate Investments
Beverage, Food & Tobacco
BCC CPK Investments 2, LP (7)(10)(12)(17)	Equity Interest	—	—	—	—	7,399	7,399	7,399
CPK IPCO Buyer LLC (7)(17)	Subordinated Debt	—	12.00%	12.00%	12/22/2031	$12,209	12,027	12,026
Beverage, Food & Tobacco Total							$19,426	$19,425	2.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	100	143
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(12)(17)	Equity Interest	—	—	—	—	—	—	—
Legacy Corporate Lending HoldCo, LLC (7)(10)(11)(17)	Preferred Equity	—	—	—	—	7	6,600	7,638
FIRE: Finance Total							$6,700	$7,781	0.8%
Non-Controlled/Affiliate Investments Total							$26,126	$27,206	2.9%

Controlled Affiliate Investments
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Equity Interest Investment Vehicles	—	—	—	—	2,250	6,900	6,978
Bain Capital Senior Loan Program II, LLC (6)(7)(10)(28)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	87
Bain Capital Senior Loan Program II, LLC (6)(7)(17)(21)(28)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/24/2036	$20,240	20,240	20,240
Investment Vehicles Total							$27,150	$27,305	3.0%
Controlled Affiliate Investments Total							$27,150	$27,305	3.0%
Investments Total							$1,664,992	$1,681,258	181.4%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (20)	Cash Equivalents		—	3.69%	—	$22,949	22,949	22,949
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents		—	3.68%	—	$4,830	4,830	4,830
Cash Equivalents Total							$27,779	$27,779	3.0%
Investments and Cash Equivalents Total							$1,692,771	$1,709,037	184.4%

Interest Rate Swaps

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	Series 2025 Senior Notes, Tranche A Notes	5.92%	SOFR + 2.43%	BNP Paribas	11/29/2028	$110,000	$-	$229
Interest Rate Swap	Series 2025 Senior Notes, Tranche B Notes	6.25%	SOFR + 2.69%	BNP Paribas	11/29/2030	$165,000	$-	$218
								$447

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation/Depreciation(8)
US DOLLARS 11,813	EURO 11,322	Bank of New York Mellon	1/9/2026	$(1,491)
US DOLLARS 1,390	POUND STERLING 1,080	Bank of New York Mellon	3/30/2026	(62)
US DOLLARS 3,608	EURO 3,290	Bank of New York Mellon	3/30/2026	(272)
US DOLLARS 6,402	POUND STERLING 4,930	Bank of New York Mellon	4/16/2026	(228)
US DOLLARS 1,157	POUND STERLING 870	BNP Paribas	5/18/2026	(13)
US DOLLARS 6,486	EURO 5,670	BNP Paribas	5/21/2026	(215)
US DOLLARS 449	NEW ZEALAND DOLLAR 780	Bank of New York Mellon	6/15/2026	(2)
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,770	BNP Paribas	6/25/2026	(61)
US DOLLARS 2,735	POUND STERLING 2,020	BNP Paribas	6/25/2026	19
US DOLLARS 883	AUSTRALIAN DOLLARS 1,350	Bank of New York Mellon	7/31/2026	(16)
US DOLLARS 4,548	EURO 3,885	BNP Paribas	7/31/2026	(57)
US DOLLARS 6,746	EURO 5,680	Bank of New York Mellon	8/10/2026	10
US DOLLARS 233	AUSTRALIAN DOLLARS 350	Bank of New York Mellon	9/16/2026	-
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	(57)
US DOLLARS 10,453	POUND STERLING 7,750	Bank of New York Mellon	9/25/2026	38
US DOLLARS 6,639	EURO 5,560	Bank of New York Mellon	10/2/2026	33
US DOLLARS 14,404	POUND STERLING 10,870	Wells Fargo	11/10/2026	(200)
US DOLLARS 6,344	EURO 5,390	Wells Fargo	11/20/2026	(71)
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(136)
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

29. GBP 602 and EUR 34 of the total par amount for this security is at SONIA + 6.42% and EURIBOR + 6.25%, respectively.

30. GBP 556 of the total par amount for this security is at SONIA+ 6.38%.

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2026, the Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share. The Company is offering to the public three classes of Common Shares: Class S shares, Class D shares and Class I shares. The differences among the share classes relate to ongoing shareholder servicing and/or distribution fees, with Class S shares and Class D shares subject to ongoing and shareholder servicing and/or distribution fees of 0.85% and 0.25%, respectively and Class I shares are not subject to a shareholder servicing and/or distribution fee. In addition, although neither the Company nor Emerson Equity LLC (the “Managing Dealer”) will charge upfront sales loads with respect to Class S shares, Class D shares or Class I shares, if the purchases of Class S shares or Class D shares are through certain financial intermediaries, such intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares. Selling agents will not charge such fees on Class I shares. Class S shares are available through brokerage and transaction-based accounts. Class D shares are generally available for purchase in this offering only (1) through fee-based programs, also known as wrap accounts, that provide access to Class D shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares, (3) through transaction/ brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) other categories of investors that we name in an amendment or supplement to this prospectus. Class I shares are generally available for purchase in this offering only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) by the Company’s executive officers and Trustees and their immediate family members, as well as officers and employees of the Advisor or other affiliates and their immediate family members, and, if approved by the Board, joint venture partners, consultants and other service providers, or (5) by other categories of investors that the Company names in an amendment or supplement to this prospectus. In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering and does not enter into a new relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares. The Company may also offer Class I shares to certain feeder vehicles primarily created to hold Class I shares, which in turn offer interests in themselves to investors. The Company expects to conduct such offerings pursuant to exceptions to registration under the Securities Act and not as a part of the Company’s public offering. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests. The Company may also offer Class I shares to other investment vehicles.

The Company’s investment objective is to generate attractive risk adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company seeks to achieve its investment objective by investing in middle-market direct lending opportunities across North America, Europe, Australia and in other geographic markets. Middle market companies generally means companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company focuses on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt) and (ii) mezzanine debt and other junior securities with a focus on downside protection. The Company generally seeks to retain effective voting control in respect of the loans or particular class of securities in which it invests through maintaining affirmative voting positions or negotiating consent rights that allow the Company to retain a blocking position. The Company may also invest in common and preferred equity and in secondary purchase of assets or portfolios on an opportunistic basis, but such investments are not the principal focus of the Company’s investment strategy. The Company may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended March 31, 2026 and 2025, the Company recorded $1.1 million and $0.4 million, of dividend income, respectively, of which, $0.8 million and $0.3 million, relate to PIK dividends, respectively.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there was one loan on non-accrual.

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

Subscriptions Received in Advance

Subscriptions received in advance represent amounts paid by investors for Common Shares which have not yet been included in shareholders' capital as of March 31, 2026. The amounts paid are included in cash on the Company's Statements of Assets and Liabilities.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. Debt" and "Note 7. Derivatives” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through March 31, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files its tax return for the tax year ending December 31, 2026. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2026, the tax years that remain subject to examination are from 2023 forward.

For the three months ended March 31, 2026 and 2025, tax expense was $0.2 million and $0.1 million, respectively.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through May 14, 2026, the issuance date of the Consolidated Financial Statements, and noted no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,574,441	87.0%	$1,568,068	86.4%
Second Lien Senior Secured Loan	18,762	1.0	18,843	1.0
Subordinated Debt	100,090	5.5	99,741	5.5
Preferred Equity	39,926	2.2	41,307	2.3
Equity Interest	27,206	1.5	35,414	2.0
Warrants	—	—	787	0.0
Subordinated Notes in Investment Vehicles (1)	43,740	2.4	43,740	2.4
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	63	0.0
Equity Interests in Investment Vehicles (1)	7,215	0.4	7,119	0.4
Total	$1,811,390	100.0%	$1,815,082	100.0%

(1) Represents debt and equity investment in SLP II.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,464,929	88.0%	$1,467,754	87.3%
Second Lien Senior Secured Loan	18,757	1.1	18,749	1.1
Subordinated Debt	103,042	6.2	103,961	6.2
Preferred Equity	22,927	1.4	24,362	1.4
Equity Interest	28,187	1.7	37,894	2.3
Warrants	-	-	1,233	0.1
Subordinated Notes in Investment Vehicles (1)	20,240	1.2	20,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	87	0.0
Equity Interests in Investment Vehicles (1)	6,900	0.4	6,978	0.4
Total	$1,664,992	100.0%	$1,681,258	100.0%

(1) Represents debt and equity investment in SLP II.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$1,626,101	89.8%	$1,628,222	89.8%
United Kingdom	86,103	4.8	85,724	4.8
Canada	20,552	1.1	20,632	1.1
Germany	17,907	1.0	18,272	1.0
Luxembourg	10,972	0.6	11,538	0.6
Jersey	11,356	0.6	11,377	0.6
Bermuda	6,728	0.4	6,727	0.4
France	6,414	0.4	6,537	0.4
Australia	5,931	0.3	6,209	0.3
Belgium	5,961	0.3	6,182	0.3
Netherlands	5,392	0.3	5,462	0.3
Ireland	4,838	0.3	5,124	0.3
Guernsey	2,413	0.1	2,397	0.1
New Zealand	722	0.0	679	0.0
Total	$1,811,390	100.0%	$1,815,082	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$272,601	15.1%	$278,029	15.4%
Healthcare & Pharmaceuticals	237,803	13.2	238,141	13.1
Services: Business	211,766	11.8	213,323	11.8
Beverage, Food & Tobacco	143,693	7.9	145,783	8.0
Aerospace & Defense	96,805	5.3	97,143	5.4
FIRE: Finance (1)	81,534	4.5	84,217	4.6
Services: Consumer	82,978	4.6	83,179	4.6
FIRE: Real Estate	55,408	3.1	55,333	3.0
Construction & Building	54,679	3.0	54,784	3.0
Investment Vehicles(2)	50,965	2.8	50,922	2.8
Consumer Goods: Non-Durable	47,975	2.6	48,067	2.6
Environmental Industries	47,673	2.6	47,934	2.6
Metals & Mining	45,668	2.5	45,828	2.5
Hotel, Gaming & Leisure	45,295	2.5	45,754	2.5
Chemicals, Plastics & Rubber	40,528	2.2	39,505	2.2
Capital Equipment	37,820	2.1	37,995	2.1
Wholesale	42,519	2.3	36,092	2.0
Utilities: Electric	31,488	1.7	31,228	1.7
FIRE: Insurance (1)	31,110	1.7	30,988	1.7
Telecommunications	27,617	1.5	27,400	1.5
Transportation: Cargo	24,912	1.4	24,683	1.4
Containers, Packaging & Glass	24,809	1.4	24,582	1.4
Media: Diversified & Production	25,005	1.4	23,762	1.3
Media: Advertising, Printing & Publishing	17,666	1.0	16,991	0.9
Consumer Goods: Durable	11,732	0.6	11,863	0.7
Automotive	10,348	0.6	10,251	0.6
Utilities: Water	6,000	0.3	6,042	0.3
Retail	4,993	0.3	5,263	0.3
Total	$1,811,390	100.0%	$1,815,082	100.0%

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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II are $100 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of March 31, 2026, the total capital commitments to SLP II were $300 million.

As of March 31, 2026, the Company’s investment in SLP II consisted of subordinated notes of $43.7 million, preferred equity interests of $0.1 million and equity interests of $7.1 million. As of December 31, 2025, the Company’s investment in SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.1 million and equity interests of $7.0 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP II. Since inception, the Company has sold $415.0 million of its investments to SLP II. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

On March 19, 2025, SLP II, through SLP 2 MM CLO WH 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $100.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with NatWest Markets Plc, subject to leverage and borrowing base restrictions (the “MM CLO WH 1 Credit Facility”). The maturity date of the MM CLO WH 1 Credit Facility is March 19, 2029. On March 19, 2026, the MM CLO WH 1 Credit Facility was terminated.

On March 19, 2026, (the “2026-1 Closing Date”), SLP II, through BCC Middle Market CLO 2026‑1 LLC (the “2026‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of SLP II, completed a $403.3 million term debt securitization (the “2026-1 CLO Transaction”). The Class A-1, A-2, B, C, and D 2026-1 notes issued in connection with the 2026-1 CLO Transaction (the “2026-1 Notes”) are secured by a diversified portfolio of the 2026-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2026-1 Portfolio”). At the 2026-1 Closing Date, the 2026-1 Portfolio was comprised of assets transferred from SLP II and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2026-1 CLO Transaction.

The 2026-1 Notes are scheduled to mature on April 21, 2038 and are included in SLP II's Consolidated Financial Statements. Additionally, SLP II holds $75.3 million in membership interests in the 2026-1 Issuer ("2026-1 Membership Interests"). 100% of the 2026-1 Membership Interests are retained by SLP II and eliminated in consolidation on SLP II's Consolidated Financial Statements. Below is a table summary of the 2026-1 Notes as of March 31, 2026:

				Interest rate at
2026-1 Debt	Principal Amount	Spread above Index		March 31, 2026
Class A-1 Notes	$232,000	1.42	% + 3 Month SOFR	5.10%
Class A-2 Notes	16,000	1.60	% + 3 Month SOFR	5.28%
Class B Notes	30,000	1.70	% + 3 Month SOFR	5.38%
Class C Notes	28,000	2.00	% + 3 Month SOFR	5.68%
Class D Notes	22,000	3.00	% + 3 Month SOFR	6.68%
Total 2026-1 Notes	$328,000

Below is a summary of SLP II’s portfolio at fair value:

	As of	As of
	March 31, 2026	December 31, 2025
Total investments	$406,514	$141,011
Weighted average yield on investments	9.1%	9.2%
Number of borrowers in SLP II	63	27
Largest portfolio company investment	$9,950	$9,975
Total of five largest portfolio company investments	$41,877	$34,742
Unfunded commitments	$750	$-

Below is a listing of SLP II’s individual investments as of March 31, 2026:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of March 31, 2026

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	7/12/2029	$7,182	7,135	7,183
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	7/25/2030	$4,937	4,938	4,938
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	7/25/2030	$2,394	2,395	2,394
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	7/23/2030	$6,970	6,939	6,970
Saturn Purchaser Corp. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	8.52%	7/22/2030	$6,887	6,888	6,887
Aerospace & Defense Total							$28,295	$28,372	296.0%

Automotive
Chilton (17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/5/2031	$4,950	4,919	4,901
Intoxalock (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	11/1/2028	$4,987	4,987	4,987
Automotive Total							$9,906	$9,888	103.2%

Beverage, Food & Tobacco
AgroFresh Solutions (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	3/31/2030	$4,986	4,986	4,936
INW Manufacturing, LLC (8)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	1/23/2031	$3,066	3,036	3,036
Beverage, Food & Tobacco Total							$8,022	$7,972	83.2%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	8/27/2030	$6,484	6,386	6,386
Engineered Products Co., LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/12/2031	$4,766	4,718	4,766
Ergotron Acquisition LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/6/2028	$7,324	7,324	7,324
Capital Equipment Total							$18,428	$18,476	192.8%

Construction & Building
AGS American Glass Services Acquisition, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	7/24/2031	$6,970	6,937	6,935
G702 Buyer, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	7/2/2031	$6,733	6,632	6,699
Zeus Fire & Security (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.65%	12/11/2030	$6,982	6,965	6,982
Construction & Building Total							$20,534	$20,616	215.1%

Consumer goods: Durable
New Milani Group LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	6/26/2031	$6,982	6,948	6,982
Consumer goods: Durable Total							$6,948	$6,982	72.9%

Consumer Goods: Non-Durable
Hempz (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	10/25/2029	$6,903	6,837	6,799
RoC Skincare (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	2/21/2031	$6,982	6,982	6,982
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/16/2031	$9,925	9,793	9,826
WU Holdco, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	4/15/2032	$6,982	6,982	6,982
Consumer Goods: Non-Durable Total							$30,594	$30,589	319.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	6.26%	9.93%	12/29/2027	$6,982	6,982	6,982
Precision Concepts Parent Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$3,990	3,950	3,950
Precision Concepts Parent Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$2,494	2,469	2,469
Containers, Packaging & Glass Total							$13,401	$13,401	139.8%

FIRE: Finance
PMA (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	1/31/2031	$6,488	6,429	6,488
Wealth Enhancement Group (WEG) (8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.94%	10/2/2028	$4,467	4,467	4,467
FIRE: Finance Total							$10,896	$10,955	114.3%

FIRE: Insurance
Simplicity (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	12/31/2031	$6,982	6,982	6,982
FIRE: Insurance Total							$6,982	$6,982	72.9%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/20/2030	$6,982	6,948	6,982
AEG Vision (17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.60%	3/27/2027	$4,937	4,937	4,937
AOM Infusion (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$7,369	7,313	7,369
Beacon Specialized Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	3/25/2028	$4,250	4,250	4,250
CRH Healthcare Purchaser, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	9/17/2031	$7,148	7,112	7,148
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	8/7/2030	$4,937	4,897	4,888
Odyssey Behavioral Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	5/21/2031	$6,932	6,881	6,932
Pharmacy Partners (8)(16)(17)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	2/28/2029	$6,982	6,982	6,982
Psychiatric Medical Care LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$4,988	4,925	4,925
RedMed Operations (Collage Rehabilitation) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/28/2031	$6,957	6,894	6,957
Red Nucleus (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.08%	10/17/2031	$6,945	6,890	6,945
Vatica Health, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032	$7,000	6,930	6,930
Healthcare & Pharmaceuticals Total							$74,959	$75,245	785.1%

High Tech Industries
Appriss (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	3/10/2031	$7,381	7,381	7,363
Govineer Solutions (fka Black Mountain) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	10/7/2030	$6,970	6,939	6,970
PayRange (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2030	$2,103	2,103	2,103
SensorTower (8)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.18%	3/15/2029	$4,820	4,820	4,820
High Tech Industries Total							$21,243	$21,256	221.8%

Hotel, Gaming & Leisure
Awayday (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/6/2032	$6,974	6,922	6,974
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.03%	9/4/2030	$6,932	6,922	6,863
Pyramid Global Hospitality (8)(17)(24)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	1/19/2028	$6,982	6,982	6,982
Hotel, Gaming & Leisure Total							$20,826	$20,819	217.2%

Media: Diversified & Production
Owl Acquisition, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/17/2032	$6,970	6,897	6,691
Media: Diversified & Production Total							$6,897	$6,691	69.8%

Metals & Mining
Elevation NewCo, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.45%	8/1/2031	$6,996	6,926	6,996
Metals & Mining Total							$6,926	$6,996	73.0%

Services: Business
AMI (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$7,369	7,337	7,369
Allbridge (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	6/5/2030	$4,913	4,913	4,913
BLI Buyer, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2031	$7,250	7,214	7,214
Discovery Senior Living (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	3/18/2030	$3,740	3,740	3,740
Discovery Senior Living (5)(8)(17)(18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	3/18/2030	$2,643	2,643	2,643
DSN (Dealer Services Network) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.94%	2/9/2027	$4,938	4,938	4,938
Easy Ice (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.07%	10/30/2030	$7,331	7,270	7,331
Electronic Merchant Systems (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/1/2030	$6,942	6,942	6,942
E-Tech Group (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	4/9/2030	$3,458	3,415	3,441
Pure Wafer (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.02%	11/12/2030	$7,071	7,071	7,071
PRGX (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$7,000	6,895	6,843
Services: Business Total							$62,378	$62,445	651.6%

Services: Consumer
CorePower Yoga, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	4/30/2031	$7,356	7,335	7,356
Vasa Fitness Buyer, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.35%	10.02%	8/15/2030	$7,381	7,289	7,308
Services: Consumer Total							$14,624	$14,664	153.0%

Transportation: Cargo
ICAT Logistics, Inc. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.25%	9.92%	3/1/2029	$6,484	6,386	6,419
Transportation: Cargo Total							$6,386	$6,419	67.0%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
Utilities: Electric
KAMC Holdings, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	8/1/2031	$7,001	6,928	6,879
Utilities: Electric Total							$6,928	$6,879	71.8%

Utilities: Water
Vessco Water (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.50%	8.17%	7/24/2031	$7,000	7,000	7,000
Utilities: Water Total							$7,000	$7,000	73.0%

Wholesale
Chex Finer Foods, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	6/6/2031	$9,950	9,895	9,950
Fifty U.S. Bidco Inc (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/1/2031	$6,970	6,937	6,970
SureWerx (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/28/2029	$6,982	6,947	6,947
Wholesale Total							$23,779	$23,867	248.9%

Investments Total							$405,952	$406,514	4241.60%

Cash Equivalents
Fidelity Investments Money Market Government Portfolio - Class I	Cash Equivalents	—	—	3.69%	—		157,315	157,315
Cash Equivalents Total							$157,315	$157,315	1641.4%
Investments and Cash Equivalents Total							$563,267	$563,829	5883.0%

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at March 31, 2026. Certain investments are subject to a SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3. Percentages are based on the SLP II's Members' Equity of $9,584 as of March 31, 2026.

4. Tick mark not used

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee

6. Tick mark not used

7. Tick mark not used

8. Assets or a portion thereof are pledged as collateral for the 2026-1 Notes

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

23. Tick mark not used

24. Loan includes interest rate floor of 1.25%.

25. Tick mark not used

26. Tick mark not used

Below is a listing of SLP II’s individual investments as of December 31, 2025:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
Aerospace & Defense
ATS (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$4,950	4,899	4,949
BTX Precision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$4,950	4,950	4,949
Heads Up Technologies, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$4,988	4,964	4,962
Saturn Purchaser Corp. (8)(17)(18)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$4,887	4,887	4,886
Aerospace & Defense Total							$19,700	$19,746	207.2%

Automotive
Chilton (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031	$4,963	4,930	4,925
Automotive Total							$4,930	$4,925	51.7%

Capital Equipment
Ergotron Acquisition LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.97%	7/6/2028	$4,944	4,944	4,944
Capital Equipment Total							$4,944	$4,944	51.9%

Construction & Building
AGS American Glass Services Acquisition, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$4,988	4,964	4,963
Construction & Building Total							$4,964	$4,963	52.1%

Consumer Goods: Non-Durable
Hempz (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$4,653	4,619	4,583
Summer Fridays, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$9,950	9,812	9,801
Consumer Goods: Non-Durable Total							$14,431	$14,384	150.9%

FIRE: Finance
PMA (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031	$4,988	4,921	4,988
FIRE: Finance Total							$4,921	$4,988	52.3%

Healthcare & Pharmaceuticals
AEG Vision (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$4,950	4,950	4,950
AOM Infusion (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$4,988	4,942	4,963
EHE Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$4,950	4,907	4,950
Odyssey Behavioral Health (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$4,950	4,896	4,950
RedMed Operations (Collage Rehabilitation) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$4,975	4,908	4,975
Red Nucleus (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$4,963	4,905	4,963
Healthcare & Pharmaceuticals Total							$29,508	$29,751	312.1%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity (3)
U.S. Dollars
High Tech Industries
Govineer Solutions (fka Black Mountain) (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$4,988	4,955	4,988
SensorTower (8)(17)(22)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$2,730	2,730	2,730
High Tech Industries Total							$7,685	$7,718	81.0%

Hotel, Gaming & Leisure
Awayday (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$4,990	4,935	4,990
City BBQ (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030	$4,950	4,950	4,925
Hotel, Gaming & Leisure Total							$9,885	$9,915	104.0%

Services: Business
AMI (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$4,963	4,930	4,963
Easy Ice (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$4,950	4,885	4,950
Services: Business Total							$9,815	$9,913	104.0%

Services: Consumer
CorePower Yoga, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$4,975	4,952	4,975
Owl Acquisition, LLC (8)(17)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$4,988	4,953	4,888
Services: Consumer Total							$9,905	$9,863	103.5%

Utilities: Electric
KAMC Holdings, Inc. (8)(17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031	$5,019	4,965	4,963
Utilities: Electric Total							$4,965	$4,963	52.0%

Wholesale
Chex Finer Foods, LLC (8)(17)(18)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031	$9,975	9,917	9,975
Fifty U.S. Bidco Inc (8)(17)(18)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031	$4,988	4,964	4,963
Wholesale Total							$14,881	$14,938	156.7%

Investments Total							$140,534	$141,011	1479.3%

Cash Equivalents
Fidelity Investments Money Market Government Portfolio - Class I	Cash Equivalents	—	—	3.69%	—	5,429	5,429	5,429
Cash Equivalents Total							$5,429	$5,429	57.0%
Investments and Cash Equivalents Total							$145,963	$146,440	1536.5%

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

3. Percentages are based on the SLP II's Members' Equity of $9,532 as of December 31, 2025.

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

23. Tick mark not used

24. Tick mark not used

25. Tick mark not used

26. Tick mark not used

Below is the financial information for SLP II:

Selected Balance Sheet Information

	As of	As of
	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value (cost basis of $405,952 and 140,534, respectively)	$406,514	$141,011
Cash and cash equivalents	169,102	5,702
Prepaid expenses	4,722	4,514
Deferred financing costs (net of accumulated amortization of $109 and $79, respectively)	2,598	321
Interest receivable on investments	1,088	788
Total assets	$584,024	$152,336

LIABILITIES
Subordinated notes payable to members	$87,490	$40,490
Interest payable on subordinated notes payable to members	1,352	1,035
Interest payable on debt	626	1,701
Payable for investments purchased	156,037	—
2026-1 Notes	328,000	—
Revolving Credit Facility	—	98,323
Dividend payable	366	667
Accounts payable and accrued expenses	569	588
Total liabilities	$574,440	$142,804

MEMBERS' EQUITY
Members’ equity	9,584	9,532
Total members' equity	9,584	9,532
Total liabilities and members’ equity	$584,024	$152,336

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
Interest income	$3,703	$—
Total investment income	3,703	—

Expenses
Interest and debt financing expenses	1,867	21
Interest expense on subordinated notes payable to members	1,352	28
Professional fees and other expenses	471	18
Total expenses	3,690	67
Net investment income (loss)	13	(67)

Net realized and unrealized gains
Net realized gain on investments	5	1
Net change in unrealized appreciation on investments	85	205
Total net gain	90	206
Net increase in members' equity from operations	$103	$139

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$66,665	$1,501,403	$—	$1,568,068
Second Lien Senior Secured Loan	—	—	18,843	—	18,843
Subordinated Debt	—	—	99,741	—	99,741
Preferred Equity	—	—	41,307	—	41,307
Equity Interest	—	—	35,414	—	35,414
Warrants	—	—	787	—	787
Subordinated Note Investment Vehicles (1)	—	—	43,740	—	43,740
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	63	63
Equity Interest in Investment Vehicles (1)	—	—	—	7,119	7,119
Total Investments	$—	$66,665	$1,741,235	$7,182	$1,815,082
Cash equivalents	$71,307	$—	$—	$—	$71,307
Forward currency exchange contracts asset	$—	$918	$—	$—	$918
Interest rate swap	$—	$(1,302)	$—	$—	$(1,302)

(1) Includes debt and equity investment in SLP II.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$71,500	$1,396,254	$—	$1,467,754
Second Lien Senior Secured Loan	—	—	18,749	—	18,749
Subordinated Debt	—	—	103,961	—	103,961
Preferred Equity	—	—	24,362	—	24,362
Equity Interest	—	—	37,894	—	37,894
Warrants	—	—	1,233	—	1,233
Subordinated Note Investment Vehicles (1)	—	—	20,240	—	20,240
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	87	87
Equity Interest in Investment Vehicles (1)	—	—	—	6,978	6,978
Total Investments	$—	$71,500	$1,602,693	$7,065	$1,681,258
Cash equivalents	$27,779	$—	$—	$—	$27,779
Forward currency exchange contracts (liability)	$—	$(2,781)	$—	$—	$(2,781)
Interest rate swap	$—	$447	$—	$—	$447

(1) Includes debt and equity investment in SLP II.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2026	$1,396,254	$18,749	$103,961	$24,362	$37,894	$1,233	$20,240	$1,602,693
Purchases of investments and other adjustments to cost	406,581	—	—	16,516	271	—	23,500	446,868
Paid-in-kind interest income	1,027	—	3,087	480	—	—	—	4,594
Net accretion of discounts (amortization of premiums)	877	5	72	3	—	—	—	957
Principal repayments and sales of investments	(296,950)	—	(6,592)	—	(2,657)	—	—	(306,199)
Net change in unrealized appreciation on investments	(7,567)	89	(1,268)	(54)	(1,497)	(446)	—	(10,743)
Net realized gain on investments	1,181	—	481	—	1,403	—	—	3,065
Balance as of March 31, 2026	$1,501,403	$18,843	$99,741	$41,307	$35,414	$787	$43,740	$1,741,235
Change in unrealized appreciation attributable to investments still held at March 31, 2026	$(9,322)	$90	$(662)	$(54)	$(833)	$(446)	$—	$(11,227)

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2026, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2026 were as follows:

	As of March 31, 2026
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs(3)					Weighted Average (2)
First Lien Senior Secured	$1,168,629	Discounted cash flows	Comparative Yield	6.1%		—	16.1%		10.0%
First Lien Senior Secured	6,935	Comparable company multiple	EBITDA Multiple			—			10.7	x
Second Lien Senior Secured	18,843	Discounted Cash Flows	Comparative Yield			—			13.0%
Subordinated Note Investment Vehicles	43,740	Collateral Coverage	Recovery Rate			—			100.0%
Subordinated	99,741	Discounted cash flows	Comparative Yield	13.2%		—	18.7%		16.8%
Equity Interest	651	Comparable company multiple	Book Value Multiple			—			1.0	x
Equity Interest	33,698	Comparable company multiple	EBITDA Multiple	3.8	x	—	24.0	x	12.3	x
Equity Interest	1,013	Comparable company multiple	Revenue Multiple			—			8.8	x
Preferred equity	11,499	Comparable company multiple	EBITDA Multiple	10.3	x	—	16.0	x	14.3	x
Preferred equity	467	Comparable company multiple	Revenue Multiple			—			8.8	x
Preferred equity	8,146	Comparable company multiple	Book Value Multiple			—			1.0	x
Preferred equity	5,079	Discounted Cash Flows	Comparative Yield			—			13.6%
Warrants	54	Comparable Company Multiple	Revenue Multiple			—			3.5	x
Warrants	733	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$1,399,228

(1)
Included within the Level 3 assets of $1,741,235 is an amount of $342,007 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2026. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2026	December 31, 2025
GS Revolving Credit Facility	3	$154,156	$180,669
JPM Revolving Credit Facility	3	208,865	217,053
SMBC Revolving Credit Facility	3	410,000	120,000
2025 Senior Notes, Tranche A	2	107,178	110,909
2025 Senior Notes, Tranche B	2	158,971	166,453
Total Debt		$1,039,170	$795,084

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

For the three months ended March 31, 2026 and 2025, the management fee was $3.6 million and $1.6 million, respectively. For the three months ended March 31, 2026 and 2025, there was no management fee contractually or voluntarily waived.

As of March 31, 2026 and December 31, 2025, $3.6 million and $3.0 million remained payable related to the Base Management Fee accrued in Base Management Fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $4.0 million and $1.7 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations. Waivers related to incentive fee on income consisted of voluntary waivers of $0.0 million and $0.0 million during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, there was $4.0 million and $3.7 million related to Income Fees payable, respectively, which are included in incentive fee payable on income on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2026, the Company reversed $(1.0) million of previously accrued GAAP incentive fees on capital gains, which is included in Incentive Fee (Reversal) on Capital Gains on the Consolidated Statements of Operations. For the three months ended March 31, 2025, there was no Incentive Fee (Reversal) on Capital Gains.

As of March 31, 2026 and December 31, 2025, there were $0.8 million and $1.8 million of accrued Capital Gains Fees, respectively, which are included in accrued capital gains incentive fee on the Consolidated Statements of Assets and Liabilities.

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

The Company incurred expenses related to the Administrator of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, respectively, there were $0.2 million and $0.3 million related to the Administrator or to BCPC Advisors, LP that were payable and included in "accounts payable and accrued expenses" in the Consolidated Statements of Assets and Liabilities.

The Company incurred $0.2 million and $0.1 million expenses related to the sub-administrator for the three months ended March 31, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of March 31, 2026 and December 31, 2025, the Advisor and/or its affiliate held 3,988,208 and 3,988,208 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the three months ended March 31, 2026, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of March 31, 2026	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
BCC CPK Investments 2, LP Equity Interest (1)	$7,399	$—	$—	$—	$—	$7,399	$—	$—
CPK IPCO Buyer LLC Subordinated Debt	12,026	7	—	(7)	—	12,026	366	—
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	143	—	—	6	—	149	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	7,638	400	—	108	—	8,146	150	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	502	—	502	—	—
Total Non-Controlled/Affiliate Investment	$27,206	$407	$—	$609	$—	$28,222	$516	$—
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	$20,240	$23,500	$—	$—	$—	$43,740	$676	$—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	6,978	315	—	(174)	—	7,119	155	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	87	—	—	(24)	—	63	55	—
Total Controlled Affiliate Investment	$27,305	$23,815	$—	$(198)	$—	$50,922	$886	$—
Total	$54,511	$24,222	$-	$411	$—	$79,144	$1,402	$—

(1)
Non-income producing.

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

We have paid the Managing Dealer an engagement fee equal to $250,000 (the “Engagement Fee”) which is included in organization costs on the Consolidated Statement of Operations. In its capacity as our investment adviser prior to September 28, 2023, BCSF Advisors, LP agreed to advance the Engagement Fee on our behalf. We reimbursed BCSF Advisors, LP for the advanced Engagement Fee upon breaking escrow for the offering. The Managing Dealer is entitled to receive a fee equal to 0.05% of the offering proceeds (together with the Engagement Fee, the "Managing Dealer Fee") on aggregate purchase orders exceeding $500,000,000. Assuming we sell all of the shares offered under the Company’s prospectus at the maximum offering of $2,000,000,000, the maximum estimated Managing Dealer Fee would be $1,000,000.

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

For the three months ended March 31, 2026 and 2025, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

The following table presents a summary of all expenses supported and recouped by the Advisor as of March 31, 2026.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$1,247	$747	November 30, 2026	8.16%	2.81%
December 31, 2023	295	-	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	-	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	-	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	-	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	-	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	-	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	-	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	-	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	-	308	August 31 2027	8.83%	1.85%
October 31, 2025	121	-	121	October 31, 2028	8.68%	1.15%
	$4,564	$1,247	$3,317

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$627	$1,367	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
October 31, 2025	121	—	121	October 31, 2028	8.68%	1.15%
	$4,564	$627	$3,937

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 196.0%. As of December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 216.9%.

The Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$200,000	$154,156	$154,156	$200,000	$180,669	$180,669
JPM Revolving Credit Facility	250,000	208,865	208,865	250,000	217,053	217,053
SMBC Revolving Credit Facility	650,000	410,000	410,000	575,000	120,000	120,000
2025 Senior Notes, Tranche A	110,000	110,000	108,469	110,000	110,000	109,104
2025 Senior Notes, Tranche B	165,000	165,000	162,506	165,000	165,000	163,505
Total Debt	$1,375,000	$1,048,021	$1,043,996	$1,300,000	$792,722	$790,331

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and year ended December 31, 2025 was 5.9% and 6.4%, respectively.

The combined weighted average borrowings outstanding for the three months ended March 31, 2026 and year ended December 31, 2025 were $934.8 million and $540.8 million, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$154,156	$—	$—	$154,156	$—
JPM Revolving Credit Facility	208,865	—	—	208,865	—
SMBC Revolving Credit Facility	410,000	—	—	410,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$1,048,021	$—	$110,000	$938,021	$—

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

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$2,617	$3,276
Unused facility fee	20	17
Amortization of deferred financing costs and upfront commitment fees	105	106
Total interest and debt financing expenses	$2,742	$3,399

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

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,238	$2,034
Unused facility fee	38	158
Amortization of deferred financing costs and upfront commitment fees	124	125
Total interest and debt financing expenses	$3,400	$2,317

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

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,709	$1,306
Unused facility fee	347	219
Amortization of deferred financing costs and upfront commitment fees	240	164
Total interest and debt financing expenses	$4,296	$1,689

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

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the Tranche A Notes were as follows:

	As of	As of
	March 31, 2026	December 31, 2025
Principal amount of debt	$110,000	$110,000
Unamortized debt financing cost	(1,053)	(1,151)
Effective interest rate swap hedge	(478)	255
Carrying value of Series 2025 Senior Notes, Tranche A	$108,469	$109,104

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Tranche A Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$1,628	$—
Amortization of deferred financing costs and upfront commitment fees	97	—
Interest Rate Swaps	65	—
Hedged Items	(30)	—
Total interest and debt financing expenses	$1,760	$—

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the Tranche B Notes were as follows:

	As of	As of
	March 31, 2026	December 31, 2025
Principal amount of debt	$165,000	$165,000
Unamortized debt financing cost	(1,661)	(1,750)
Effective interest rate swap hedge	(833)	255
Carrying value of Series 2025 Senior Notes, Tranche B	$162,506	$163,505

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Tranche B Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$2,578	$—
Amortization of deferred financing costs and upfront commitment fees	88	—
Interest Rate Swaps	67	—
Hedged Items	(41)	—
Total interest and debt financing expenses	$2,692	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of March 31, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract. The Company had collateral receivable of $5.3 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively, with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2026 and 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $94.7 million and $29.1 million, respectively. For the three months ended March 31, 2026 and 2025, the Company’s average notional exposure for interest rate swaps was $275.0 million and $0.0 million, respectively. By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2026:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency exchange contracts	$803	$(264)	$539	$—	$539
BNP Paribas	Unrealized appreciation on forward currency exchange contracts	$270	$(190)	$80	$1,140	$1,220
Wells Fargo	Unrealized appreciation on forward currency exchange contracts	$299	$—	$299	$—	$299
BNP Paribas	Interest rate swap	$—	$(1,302)	$(1,302)	$—	$(1,302)

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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(1,649)	$746
Net change in unrealized appreciation on forward currency exchange contracts	3,699	(1,775)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$2,050	$(1,029)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(1.6) million and $1.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.1 million and $(1.0) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended March 31,		Financial Statement Location
	2026	2025
Interest rate swaps	$132	$—	Interest and debt financing expenses
Hedged items	(71)	—	Interest and debt financing expenses

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended March 31, 2026:

	For the Three Months Ended March 31, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	3,602,161	$93,499
Repurchase of Common Shares	(360,505)	(9,310)
Early repurchase deduction	—	—
Distributions reinvested	33,139	859
Net increase	3,274,795	$85,048

There were no Class S or Class D shares outstanding during the three months ended March 31, 2026.

The following table presents transactions in Common Shares during the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	3,823,514	$97,901
Repurchase of Common Shares	(18,400)	(473)
Early repurchase deduction	—	—
Distributions reinvested	78,056	1,999
Net increase	3,883,170	$99,427

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the three months ended March 31, 2026 and 2025:

NAV Per Share
For the Months Ended	Class I
January 31, 2026	$25.97
February 28, 2026	25.88
March 31, 2026	25.83

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69

There were no Class S or Class D shares outstanding during the three months ended March 31, 2026 and 2025.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the three months ended March 31, 2026 and 2025:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 27, 2026	January 30, 2026	February 27, 2026	0.1875	7,099
February 27, 2026	February 27, 2026	March 31, 2026	0.1875	7,226
March 31, 2026	March 31, 2026	April 30, 2026	0.2175	8,578
Total distributions declared			$0.5925	$22,903

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
Total distributions declared			$0.5625	$9,258

There were no Class S or Class D shares outstanding during the three months ended March 31, 2026 and 2025 .

The distributions declared during the three months ended March 31, 2026 and 2025 were derived from investment company taxable income and net capital gain, if any.

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

The following tables summarize the share repurchases completed during the three months ended March 31, 2026 and 2025:

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2026	5.00%	March 31, 2026	$9,310	360,505	1.01%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%

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

As of March 31, 2026, the Company had $498.6 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
ACAMS - Revolver	12/30/2031	$4,426
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	3,188
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	3,247
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	6,140
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	1,146
AgroFresh Solutions - Revolver	4/2/2029	1,465
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/15/2032	1,217
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	1,205
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Alogent Holdings, Inc. - Delayed Draw	1/21/2032	6,484
Alogent Holdings, Inc. - Revolver	1/21/2032	1,853
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	1,537
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,710
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	21
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	7
Awayday - Delayed Draw	5/6/2032	5,309
Awayday - Revolver	5/6/2032	3,186
BDC JH Mezz Lender, LLC - Delayed Draw	3/16/2029	1,979
BDC Mezz Lender, LLC - Delayed Draw	2/1/2029	3,081
BDC Senior Lender, LLC - Delayed Draw	2/1/2029	2,842
BDC Senior Lender, LLC - Delayed Draw	2/1/2029	563
Beacon Specialized Living - Delayed Draw	3/25/2028	3,716
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,228
Blackbird Purchaser, Inc. - Revolver	12/19/2029	801
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,605
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	10,067
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	2,426
BTX Precision - Delayed Draw	7/25/2030	2,266

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
BTX Precision - Revolver	7/25/2030	$1,608
Chase Industries, Inc. - Revolver	11/11/2027	512
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	1,991
Choreo - Delayed Draw	2/18/2028	2,386
City BBQ - Delayed Draw	9/4/2030	5,038
City BBQ - Revolver	9/4/2030	2,519
Comet BidCo Limited - Delayed Draw	1/30/2032	1,139
Comet BidCo Limited - Revolver	1/30/2032	2,846
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	46
Cube - Delayed Draw	5/20/2031	1
Discovery Senior Living - Delayed Draw	3/18/2030	14
Discovery Senior Living - Revolver	3/18/2030	695
Duraco - Revolver	6/6/2029	382
Easy Ice - Delayed Draw	10/30/2030	2,747
Easy Ice - Revolver	10/30/2030	882
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	3,978
Elevation NewCo, LLC - Revolver	8/1/2031	1,593
Engineered Products Co., LLC - Revolver	8/12/2031	775
E-Tech Group - Revolver	4/9/2030	541
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,074
Facts Global Energy - Delayed Draw	12/20/2031	590
FC DOLMANS B.V. - Delayed Draw	3/4/2033	1,393
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	1,652
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,293
G-3 Frax Acquisition LLC - Revolver	1/30/2032	4,961
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,526
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,764

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	$5,575
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	3,400
Harbor IT, LLC - Delayed Draw	3/13/2031	23,207
Harbor IT, LLC - Revolver	3/13/2031	3,868
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	85
Hempz - Revolver	10/25/2029	2,353
HLSG Intermediate, LLC - Delayed Draw	2/2/2033	7,515
HLSG Intermediate, LLC - Revolver	2/2/2033	3,006
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	1,818
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	3,428
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Lightspeed Buyer, Inc. - Delayed Draw	2/6/2032	9,992
Lightspeed Buyer, Inc. - Revolver	2/6/2032	3,331
Lindstrom, LLC - Revolver	12/30/2032	5,440
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/20/2027	15,821
Meteor UK Bidco Limited - Revolver	11/14/2031	179
Monarch Collective Holdings, LLC - Delayed Draw	3/17/2032	17,914
Monarch Collective Holdings, LLC - Revolver	3/17/2032	2,884
Monarch Finco, LLC - Delayed Draw	10/29/2032	3,659
Monarch Finco, LLC - Revolver	10/29/2032	366
Nafinco - Delayed Draw	8/29/2031	147
Nafinco - Revolver	5/30/2031	89
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,659
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	5,828
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,054
PMA - Revolver	1/31/2031	1,873

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Polar Technology Buyer Ltd - Revolver	2/27/2032	2,048
Polar Technology Buyer Ltd - Revolver	2/27/2032	512
PPT Group - Delayed Draw	2/28/2031	662
PPT Group - Revolver	2/28/2031	309
Precision Concepts Parent Inc. - Revolver	8/2/2032	2,722
PRGX - Delayed Draw	12/20/2030	7,749
Pricelabs Revenue Inc. - Delayed Draw	3/17/2033	11,785
Pricelabs Revenue Inc. - Revolver	3/17/2033	5,893
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Delayed Draw	11/12/2030	4
Pure Wafer - Revolver	11/12/2030	1,846
QPE Alpha 4 Pty Ltd ACN 664 132 530 - Delayed Draw	2/5/2032	173
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	2,997
Red Nucleus - Revolver	10/17/2031	2,167
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	417
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	2,398
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	795
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	7,697
Substantial Holdco Limited - Delayed Draw	4/20/2030	8,564
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	395
TL Sapphire Parent, Inc. - Delayed Draw	1/22/2033	2,484
TL Sapphire Parent, Inc. - Revolver	1/22/2033	5,200
Vasa Fitness, LLC - Delayed Draw	8/15/2030	2,392
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/31/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	271
Vessco Water - Delayed Draw	7/24/2031	1,088
Vessco Water - Revolver	7/24/2031	1,178
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	863
Zeus Fire & Security - Delayed Draw	12/11/2030	14,653
Zeus Fire & Security - Revolver	12/11/2030	736
Total		$498,633

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2026.

As of December 31, 2025, the Company had $405.3 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
ACAMS - Revolver	12/30/2031	$5,311
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	4,190
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	3,562
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	2,773
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	849
AgroFresh Solutions - Revolver	4/2/2029	1,465
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/15/2032	1,239
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	1,547
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,710
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	84
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	245
Awayday - Delayed Draw	5/6/2032	1,027
Awayday - Delayed Draw	5/6/2032	6,500
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	3,713
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,228
Blackbird Purchaser, Inc. - Revolver	12/19/2029	601
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	2,141
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	10,067
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	3,365
BTX Precision - Delayed Draw	7/25/2030	2,266
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	562
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	2,955

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Choreo - Delayed Draw	2/18/2028	$3,690
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	141
Discovery Senior Living - Delayed Draw	3/18/2030	835
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	2,520
Duraco - Revolver	6/6/2029	510
Easy Ice - Delayed Draw	10/30/2030	2,924
Easy Ice - Revolver	10/30/2030	1,387
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	5,357
Elevation NewCo, LLC - Revolver	8/1/2031	1,607
Engineered Products Co., LLC - Revolver	8/12/2031	875
E-Tech Group - Revolver	4/9/2030	731
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,653
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	1,683
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,607
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,636
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,575
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,819
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,000
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	86
Hempz - Revolver	10/25/2029	2,353

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Humic Acquisition Holdings, LLC - Delayed Draw	10/21/2031	$9,090
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	4,025
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	4,944
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Lindstrom, LLC - Revolver	12/30/2032	4,236
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Revolver	11/14/2031	183
Monarch Finco, LLC - Delayed Draw	10/29/2032	3,659
Monarch Finco, LLC - Revolver	10/29/2032	366
Nafinco - Delayed Draw	8/29/2031	149
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,712
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	7,216
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,239
PMA - Revolver	1/31/2031	1,873
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	675
PPT Group - Revolver	2/28/2031	333
Precision Concepts Parent Inc. - Revolver	8/2/2032	3,159
PRGX - Delayed Draw	12/20/2030	7,749
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Delayed Draw	11/12/2030	692
Pure Wafer - Revolver	11/12/2030	2,308
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	3,803
Red Nucleus - Revolver	10/17/2031	2,476
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	3,397
SensorTower - Revolver	3/15/2029	526

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Simplicity - Delayed Draw	12/31/2031	$2,642
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	8,118
Substantial Holdco Limited - Delayed Draw	4/20/2030	12,228
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	385
Vasa Fitness, LLC - Delayed Draw	8/15/2030	5,023
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/31/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	613
Vessco Water - Delayed Draw	7/24/2031	1,088
Vessco Water - Revolver	7/24/2031	1,178
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,005
Zeus Fire & Security - Delayed Draw	12/11/2030	14,652
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$405,267

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
	Class I
Per share data:
Net asset value at beginning of period	$25.98	$25.62
Net investment income (1)	0.62	0.59
Net unrealized and realized gains (losses) (1)(2)(7)	(0.18)	0.04
Net increase in net assets resulting from operations (1)(8)	0.44	0.63
Distribution declared (3)	(0.59)	(0.56)
Net asset value at end of period	$25.83	$25.69

Total return (4)	1.72%	2.49%
Shares outstanding, end of period	38,946,355	17,872,129
Weighted average shares outstanding	38,546,434	16,410,255

Ratios/Supplemental data:
Net assets at end of period	$1,005,807	$459,077
Ratio of net investment income to average net assets (5)(9)	10.84%	10.86%
Ratio of net expenses to average net assets (5)(9)	8.64%	10.07%
Portfolio turnover (6)	17.70%	11.40%

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
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
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
(9)
For the three months ended March 31, 2026 and 2025, amounts are annualized except for income taxes, organization costs, incentive fee and expense support received from and recouped by the Advisor. For the three months ended March 31, 2026 and 2025, the total operating expenses to average net assets were 8.64% and 10.07% for Class I, respectively prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through May 14, 2026, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of March 31, 2026, except as discussed below.

Distribution Declaration

On April 29, 2026, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about May 29, 2026 to shareholders of record as of April 30, 2026.

Share Repurchase and Subscriptions

On April 1, 2026, the Company received $30,641,582 of subscriptions and issued 1,186,495 new shares. On May 1, 2026, the Company received $4,888,999 of subscriptions, the shares for which are expected to be issued in accordance with the Company’s subscription procedures.

On May 1, 2026, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of March 31, 2026 that will close on June 1, 2026.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2026 and December 31, 2025, 91.7% and 92.4%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company's asset coverage ratio was 196.0% and 216.9%, respectively.

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

Portfolio and Investment Activity

During the three months ended March 31, 2026, we invested $451.8 million, including PIK, in 79 portfolio companies, and had $309.4 million in aggregate amount of principal repayment and sales, resulting in a net increase in investments of $142.4 million for the period. Of the $451.8 million invested during the three months ended March 31, 2026, $85.6 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended March 31, 2025, we invested $271.0 million, including PIK, in 81 portfolio companies, and had $92.2 million in aggregate amount of principal repayment and sales, resulting in a net increase in investment of $178.8 million for the period. Of the $271.0 million invested during the three months ended March 31, 2025, $28.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
					Weighted Average
					Yield (1)(3)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,574,441	87.0%	$1,568,068	86.4%	9.2%	9.2%
Second Lien Senior Secured Loan	18,762	1.0	18,843	1.0	12.1	12.1
Subordinated Debt	100,090	5.5	99,741	5.5	15.6	15.6
Preferred Equity	39,926	2.2	41,307	2.3	12.9	12.7
Equity Interest	27,206	1.5	35,414	2.0	N/A	N/A
Warrants	—	0.0	787	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	43,740	2.4	43,740	2.4	10.0	10.0
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	63	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	7,215	0.4	7,119	0.4	10.3	10.4
Total	$1,811,390	100.0%	$1,815,082	100.0%	9.7%	9.7%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.
(2)
Represents debt and equity investment in SLP II.
(3)
For non-stated rate income-producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending investment at amortized cost or at fair value, as applicable. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.

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

The following table presents certain selected information regarding our investment portfolio as of March 31, 2026:

As of
March 31, 2026
Number of portfolio companies	164
Percentage of debt bearing a floating rate (1)	91.7%
Percentage of debt bearing a fixed rate (1)	8.3%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	151
Percentage of debt bearing a floating rate (1)	92.4%
Percentage of debt bearing a fixed rate (1)	7.6%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,797,700	99.2%	$1,808,147	99.6%
Non-accrual	13,690	0.8	6,935	0.4
Total	$1,811,390	100.0%	$1,815,082	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,651,066	99.2%	$1,671,912	99.4%
Non-accrual	13,926	0.8	9,346	0.6
Total	$1,664,992	100.0%	$1,681,258	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there was one loan on non-accrual.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,574,441	83.2%	$1,568,068	82.6%
Second Lien Senior Secured Loan	18,762	1.0	18,843	1.0
Subordinated Debt	100,090	5.3	99,741	5.3
Preferred Equity	39,926	2.1	41,307	2.2
Equity Interest	27,206	1.4	35,414	1.9
Warrants	—	—	787	0.0
Subordinated Notes in Investment Vehicles (1)	43,740	2.3	43,740	2.3
Preferred Equity Interest in Investment Vehicles (1)	10	—	63	—
Equity Interests in Investment Vehicles (1)	7,215	0.4	7,119	0.4
Cash and cash equivalents	73,593	3.9	73,593	3.9
Foreign cash	7,487	0.4	7,403	0.4
Restricted cash	50	—	50	—
Total	$1,892,520	100.0%	$1,896,128	100.0%

(1) Represents debt and equity investment in SLP II.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,464,929	86.0%	$1,467,754	85.4%
Second Lien Senior Secured Loan	18,757	1.1	18,749	1.1
Subordinated Debt	103,042	6.1	103,961	6.0
Preferred Equity	22,927	1.3	24,362	1.4
Equity Interest	28,187	1.7	37,894	2.2
Warrants	-	0.0	1,233	0.1
Subordinated Notes in Investment Vehicles (1)	20,240	1.2	20,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	87	0.0
Equity Interests in Investment Vehicles (1)	6,900	0.4	6,978	0.4
Cash and cash equivalents	32,110	1.9	32,110	1.9
Foreign cash	5,912	0.3	5,959	0.3
Restricted cash	50	0.0	50	0.0
Total	$1,703,064	100.0%	$1,719,377	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,508	0.1%	1	0.6%
2	1,805,639	99.5	162	98.8
3	—	—	—	—
4	6,935	0.4	1	0.6
Total	$1,815,082	100.0%	164	100.0%

(1)
Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total	%
1	$2,172	0.1%	1	0.7
2	1,669,740	99.3	149	98.6
3	—	—	—	—
4	9,346	0.6	1	0.7%
Total	$1,681,258	100.0%	151	100.0

(1)
Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II were $100 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II seeks to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of March 31, 2026, the total capital commitments to SLP II were $300 million.

As of March 31, 2026, the Company’s investment in SLP II consisted of subordinated notes of $43.7 million, preferred equity interests of $0.1 million and equity interests of $7.1 million. As of December 31, 2025, SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.1 million and equity interests of $7.0 million. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

	As of	As of
	March 31, 2026	December 31, 2025
Total investments	$406,514	$141,011
Weighted average yield on investments	9.1%	9.2%
Number of borrowers in SLP II	63	27
Largest portfolio company investment	$9,950	$9,975
Total of five largest portfolio company investments	$41,877	$34,742
Unfunded commitments	$750	$-

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$48,086	$21,685
Total expenses, net of fee waivers	23,996	11,846
Net investment income before taxes	24,090	9,839
Less: Income taxes, including excise tax	223	81
Net investment income	23,867	9,758
Net realized gain	1,434	910
Net change in unrealized appreciation	(8,297)	(194)
Net increase in net assets resulting from operations	$17,004	$10,474

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2026 and 2025 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest from investments	$40,456	$18,938
Dividend income	1,142	422
PIK income	3,900	823
Other income	2,588	1,502
Total investment income	$48,086	$21,685

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $40.5 million for the three months ended March 31, 2026 from $18.9 million for the three months ended March 31, 2025, due to an increase in investment portfolio size. Dividend income increased to $1.1 million for the three months ended March 31, 2026 from $0.4 million for the three months ended March 31, 2025, due to an increase in investment portfolio size. PIK income increased to $3.9 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025 due to an increase in investment portfolio size and the number of investments earning PIK income. Other income increased to approximately $2.6 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025, primarily due to an increase in investment portfolio size and upfront, commitment and closing fees earned on certain investments. As of March 31, 2026, the weighted average yield of our investment portfolio decreased to 9.7% from 10.2% as of March 31, 2025, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest and debt financing expenses	$14,890	$7,405
Incentive fee on income	4,038	1,722
Incentive fee (reversal) on capital gains	(1,037)	—
Professional fees and operating expenses	527	257
Base management fee	3,641	1,586
Trustee fees	114	110
Other general and administrative expenses	1,203	588
Total expenses, before fee waivers	$23,376	$11,668
Expense recoupment (support)	620	178
Total expenses, net of fee waivers	$23,996	$11,846

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $14.9 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase was driven by an increase in portfolio and investment activities. The weighted average principal debt balance outstanding for the three months ended March 31, 2026 and 2025 was $934.8 million and $391.3 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was 5.9% and 6.8% respectively.

Management Fee

Management fee (net of waivers) increased to $3.6 million for the three months ended March 31, 2026 from $1.6 million for the three months ended March 31, 2025 . No management fees were waived for the three months ended March 31, 2026 and 2025.

Incentive Fee

Incentive fee on income was $4.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. The following table summarizes the incentive fee on income for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Trailing twelve quarter pre-incentive fee net investment income	$134,628	$44,202
Trailing twelve quarter Net Capital Loss	—	—
Cumulative Net Return	134,628	44,202
Incentive fee rate on Cumulative Net Return	15.0%	15.0%
Incentive Fee Cap	20,194	6,630
Incentive Fee Waiver	(289)	(289)
Prior eleven quarter payments	(15,867)	(4,619)
Total incentive fee	$4,038	$1,722

Incentive fee (reversal) on capital gains was $(1.0) million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was driven by the decrease in net cumulative capital gains.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.8 million for the three months ended March 31, 2026 from $1.0 million for the three months ended March 31, 2025, primarily due to an increase in costs associated with servicing our investment portfolio.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 5. Agreements and Related Party Transactions Investment Advisory Agreement”. For the three months ended March 31, 2026, the Company did not receive expense support from the Advisor, and repaid the Advisor $0.6 million for expenses previously paid by the Advisor on behalf of the Company. For the three months ended March 31, 2025, the Company did not receive expense support from the Adviser and repaid the Adviser $0.2 million for expenses previously paid by the Adviser on behalf of the Company.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net realized gain on investments	$3,272	$391
Net realized loss on investments	(209)	(166)
Net realized gain on foreign currency transactions	28	19
Net realized loss on foreign currency transactions	(8)	(80)
Net realized gain on forward currency exchange contracts	—	746
Net realized loss on forward currency exchange contracts	(1,649)	-
Net realized gains	$1,434	$910

Change in unrealized appreciation on investments	$2,686	$5,799
Change in unrealized depreciation on investments	(15,260)	(3,441)
Net change in unrealized appreciation on investments	(12,574)	2,358
Change in unrealized appreciation on foreign currency translation	(124)	179
Change in unrealized appreciation on forward currency exchange contracts	3,699	(1,775)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	3,575	(1,596)
Change in unrealized appreciation on foreign currency translation on debt	702	(956)
Net change in unrealized appreciation	$(8,297)	$(194)

For the three months ended March 31, 2026, realized gains were primarily driven by the sale of the Company's equity interest in BTX Precision.

For the three months ended March 31, 2025, realized gains and losses were driven by broad based sales and paydowns of our investments.

For the three months ended March 31, 2026, we had $2.7 million in unrealized appreciation on 31 portfolio company investments, which was offset by $15.3 million in unrealized depreciation on 141 portfolio company investments. For the three months ended March 31, 2026 the unrealized appreciation resulted from company specific valuation adjustments including our investments in Legacy

Corporate Lending HoldCo, Heads Up Technologies and Elevation NewCo. For the three months ended March 31, 2026 the unrealized depreciation resulted from company specific valuation adjustments, including our investments in Abracon Group Holding, Chartbeat, HG Insights and Owl Acquisition, as well as the reversal of unrealized appreciation resulting from the sale of BTX Precision and Masco.

For the three months ended March 31, 2025, we had $5.8 million in unrealized appreciation on 80 portfolio company investments, which was offset by $3.4 million in unrealized depreciation on 40 portfolio company investments. For the three months ended March 31, 2025 the unrealized appreciation resulted from company specific valuation adjustments on DTIQ, SensorTower and Legacy Corporate Lending HoldCo. For the three months ended March 31, 2025 the unrealized depreciation resulted from company specific valuation adjustments on Abracon Group Holding and the widening of credit spreads.

Unrealized appreciation on foreign currency translation was primarily due to foreign exchange translation on foreign denominated debt in the GS Revolving Credit Facility and JPM Revolving Credit Facility. For the three months ended March 31, 2025, unrealized appreciation on forward currency exchange contracts was primarily due to Euro forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on foreign currency transactions	20	(61)
Net realized gain (loss) on forward currency exchange contracts	(1,649)	746
Net realized gain (loss) on investments due to foreign currency translation	333	—
Net change in unrealized appreciation on investments due to foreign currency translation	(2,574)	2,053
Net change in unrealized appreciation on foreign currency translation	(124)	179
Net change in unrealized appreciation on forward currency exchange contracts	3,699	(1,775)
Net change in unrealized appreciation on debt due to foreign currency	702	(956)
Foreign currency impact to net increase in net assets resulting from operations	$407	$186

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(1.6) million and $1.2 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.1 million and $(1.0) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Rate Swap

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities and have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” and “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 7. Derivatives” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. Debt” for additional disclosure regarding the carrying value of our debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026 and 2025, the net increase in net assets resulting from operations was $17.0 million and $10.5 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended March 31, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.44 and $0.63, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 196.0% and 216.9%, respectively.

As of March 31, 2026 and December 31, 2025, we had $81.0 million and $38.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2026, we had approximately $240.0 million of availability on our SMBC Revolving Credit Facility, $45.8 million of availability on our GS Revolving Credit Facility and $41.1 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2025, we had approximately $455.0 million of availability on our SMBC Revolving Credit Facility, $19.3 million of availability on our GS Revolving Credit Facility and $32.9 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2026, cash, foreign cash, restricted cash, and cash equivalents increased by $42.9 million. During the three months ended March 31, 2026, we used $282.3 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $444.8 million, which was offset by proceeds from principal payments and sales of investments of $149.4 million and a net increase in assets resulting from operations of $17.0 million.

For the three months ended March 31, 2026, financing activities provided $325.3 million, primarily due to net borrowings on our SMBC Revolving Credit Facility and proceeds from issuance of Common Shares, offset by net repayments on our GS Revolving Credit Facility and JPM Revolving Credit Facility.

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

Equity

As of December 31, 2025, the Company had 35,671,560 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

As of March 31, 2026, the Company had 38,946,355 Class I shares, 0 Class S shares and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$200,000	$154,156	$154,156	$200,000	$180,669	$180,669
JPM Revolving Credit Facility	250,000	208,865	208,865	250,000	217,053	217,053
SMBC Revolving Credit Facility	650,000	410,000	410,000	575,000	120,000	120,000
2025 Senior Notes, Tranche A	110,000	110,000	108,469	110,000	110,000	109,104
2025 Senior Notes, Tranche B	165,000	165,000	162,506	165,000	165,000	163,505
Total Debt	$1,375,000	$1,048,021	$1,043,996	$1,300,000	$792,722	$790,331

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. Debt”.

Distribution Policy

The following table summarizes distributions declared during the three months ended March 31, 2026 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 27, 2026	January 30, 2026	February 27, 2026	0.1875	7,099
February 27, 2026	February 27, 2026	March 31, 2026	0.1875	7,226
March 31, 2026	March 31, 2026	April 30, 2026	0.2175	8,578
Total distributions declared			$0.5925	$22,903

The following table summarizes distributions declared during the three months ended March 31, 2025 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
Total distributions declared			$0.5625	$9,258

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Our monthly distributions, if any, will be determined by the Advisor. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the three months ended March 31, 2026 and 2025:

	During the Three Months Ended March 31, 2026
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.59	$22,903
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$0.59	$22,903

	During the Three Months Ended March 31, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.56	$9,258
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$0.56	$9,258

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

The following tables summarize the share repurchases completed during the three months ended March 31, 2026 and 2025 (dollars in thousands):

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2026	5.00%	March 31, 2026	$9,310	360,505	1.01%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%

(1)
Amounts shown are net of early repurchase deduction, if any.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had $498.6 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
ACAMS - Revolver	12/30/2031	$4,426
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	3,188
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	3,247
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	6,140
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	1,146
AgroFresh Solutions - Revolver	4/2/2029	1,465
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/15/2032	1,217
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	1,205
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Alogent Holdings, Inc. - Delayed Draw	1/21/2032	6,484
Alogent Holdings, Inc. - Revolver	1/21/2032	1,853
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	1,537
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,710
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	21
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	7
Awayday - Delayed Draw	5/6/2032	5,309
Awayday - Revolver	5/6/2032	3,186
BDC JH Mezz Lender, LLC - Delayed Draw	3/16/2029	1,979
BDC Mezz Lender, LLC - Delayed Draw	2/1/2029	3,081
BDC Senior Lender, LLC - Delayed Draw	2/1/2029	2,842
BDC Senior Lender, LLC - Delayed Draw	2/1/2029	563
Beacon Specialized Living - Delayed Draw	3/25/2028	3,716
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,228
Blackbird Purchaser, Inc. - Revolver	12/19/2029	801
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,605
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	10,067
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	2,426
BTX Precision - Delayed Draw	7/25/2030	2,266

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
BTX Precision - Revolver	7/25/2030	$1,608
Chase Industries, Inc. - Revolver	11/11/2027	512
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	1,991
Choreo - Delayed Draw	2/18/2028	2,386
City BBQ - Delayed Draw	9/4/2030	5,038
City BBQ - Revolver	9/4/2030	2,519
Comet BidCo Limited - Delayed Draw	1/30/2032	1,139
Comet BidCo Limited - Revolver	1/30/2032	2,846
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	46
Cube - Delayed Draw	5/20/2031	1
Discovery Senior Living - Delayed Draw	3/18/2030	14
Discovery Senior Living - Revolver	3/18/2030	695
Duraco - Revolver	6/6/2029	382
Easy Ice - Delayed Draw	10/30/2030	2,747
Easy Ice - Revolver	10/30/2030	882
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	3,978
Elevation NewCo, LLC - Revolver	8/1/2031	1,593
Engineered Products Co., LLC - Revolver	8/12/2031	775
E-Tech Group - Revolver	4/9/2030	541
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,074
Facts Global Energy - Delayed Draw	12/20/2031	590
FC DOLMANS B.V. - Delayed Draw	3/4/2033	1,393
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	1,652
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,293
G-3 Frax Acquisition LLC - Revolver	1/30/2032	4,961
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,526
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,764

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	$5,575
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	3,400
Harbor IT, LLC - Delayed Draw	3/13/2031	23,207
Harbor IT, LLC - Revolver	3/13/2031	3,868
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	85
Hempz - Revolver	10/25/2029	2,353
HLSG Intermediate, LLC - Delayed Draw	2/2/2033	7,515
HLSG Intermediate, LLC - Revolver	2/2/2033	3,006
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	1,818
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	3,428
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Lightspeed Buyer, Inc. - Delayed Draw	2/6/2032	9,992
Lightspeed Buyer, Inc. - Revolver	2/6/2032	3,331
Lindstrom, LLC - Revolver	12/30/2032	5,440
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/20/2027	15,821
Meteor UK Bidco Limited - Revolver	11/14/2031	179
Monarch Collective Holdings, LLC - Delayed Draw	3/17/2032	17,914
Monarch Collective Holdings, LLC - Revolver	3/17/2032	2,884
Monarch Finco, LLC - Delayed Draw	10/29/2032	3,659
Monarch Finco, LLC - Revolver	10/29/2032	366
Nafinco - Delayed Draw	8/29/2031	147
Nafinco - Revolver	5/30/2031	89
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,659
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	5,828
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,054
PMA - Revolver	1/31/2031	1,873

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Polar Technology Buyer Ltd - Revolver	2/27/2032	2,048
Polar Technology Buyer Ltd - Revolver	2/27/2032	512
PPT Group - Delayed Draw	2/28/2031	662
PPT Group - Revolver	2/28/2031	309
Precision Concepts Parent Inc. - Revolver	8/2/2032	2,722
PRGX - Delayed Draw	12/20/2030	7,749
Pricelabs Revenue Inc. - Delayed Draw	3/17/2033	11,785
Pricelabs Revenue Inc. - Revolver	3/17/2033	5,893
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Delayed Draw	11/12/2030	4
Pure Wafer - Revolver	11/12/2030	1,846
QPE Alpha 4 Pty Ltd ACN 664 132 530 - Delayed Draw	2/5/2032	173
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	2,997
Red Nucleus - Revolver	10/17/2031	2,167
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	417
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	2,398
SensorTower - Revolver	3/15/2029	526
Simplicity - Delayed Draw	12/31/2031	795
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	7,697
Substantial Holdco Limited - Delayed Draw	4/20/2030	8,564
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	395
TL Sapphire Parent, Inc. - Delayed Draw	1/22/2033	2,484
TL Sapphire Parent, Inc. - Revolver	1/22/2033	5,200
Vasa Fitness, LLC - Delayed Draw	8/15/2030	2,392
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/31/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	271
Vessco Water - Delayed Draw	7/24/2031	1,088
Vessco Water - Revolver	7/24/2031	1,178
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	863
Zeus Fire & Security - Delayed Draw	12/11/2030	14,653
Zeus Fire & Security - Revolver	12/11/2030	736
Total		$498,633

(1) Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2) Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2026.

As of December 31, 2025, the Company had $405.3 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
ACAMS - Revolver	12/30/2031	$5,311
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	4,190
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	3,562
Advanced Aircrew - Revolver	7/26/2030	643
AEG Vision - Delayed Draw	3/27/2027	2,773
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	849
AgroFresh Solutions - Revolver	4/2/2029	1,465
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Delayed Draw	6/5/2030	2,000
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/15/2032	1,239
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	1,547
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	3,814
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,710
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	84
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	245
Awayday - Delayed Draw	5/6/2032	1,027
Awayday - Delayed Draw	5/6/2032	6,500
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	3,713
Beacon Specialized Living - Revolver	3/25/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,228
Blackbird Purchaser, Inc. - Revolver	12/19/2029	601
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	2,141
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	10,067
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	3,365
BTX Precision - Delayed Draw	7/25/2030	2,266
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/11/2027	562
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	10,208
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	2,955

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Choreo - Delayed Draw	2/18/2028	$3,690
City BBQ - Delayed Draw	9/4/2030	7,053
City BBQ - Revolver	9/4/2030	2,519
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/20/2031	141
Discovery Senior Living - Delayed Draw	3/18/2030	835
Discovery Senior Living - Revolver	3/18/2030	695
DTIQ - Delayed Draw	9/30/2029	4,199
DTIQ - Revolver	9/30/2029	2,520
Duraco - Revolver	6/6/2029	510
Easy Ice - Delayed Draw	10/30/2030	2,924
Easy Ice - Revolver	10/30/2030	1,387
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	5,357
Elevation NewCo, LLC - Revolver	8/1/2031	1,607
Engineered Products Co., LLC - Revolver	8/12/2031	875
E-Tech Group - Revolver	4/9/2030	731
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,653
Facts Global Energy - Delayed Draw	12/20/2031	588
Facts Global Energy - Revolver	6/20/2031	147
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	1,683
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,356
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,607
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,636
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,575
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,819
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	6,000
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,000
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/27/2030	86
Hempz - Revolver	10/25/2029	2,353

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Humic Acquisition Holdings, LLC - Delayed Draw	10/21/2031	$9,090
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	4,025
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	4,944
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Lindstrom, LLC - Revolver	12/30/2032	4,236
LogRhythm - Revolver	7/2/2029	476
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
Meteor UK Bidco Limited - Revolver	11/14/2031	183
Monarch Finco, LLC - Delayed Draw	10/29/2032	3,659
Monarch Finco, LLC - Revolver	10/29/2032	366
Nafinco - Delayed Draw	8/29/2031	149
Nafinco - Revolver	5/30/2031	91
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,712
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	7,216
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,239
PMA - Revolver	1/31/2031	1,873
Pollo Tropical - Revolver	10/23/2029	696
PPT Group - Delayed Draw	2/28/2031	675
PPT Group - Revolver	2/28/2031	333
Precision Concepts Parent Inc. - Revolver	8/2/2032	3,159
PRGX - Delayed Draw	12/20/2030	7,749
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Delayed Draw	11/12/2030	692
Pure Wafer - Revolver	11/12/2030	2,308
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	3,803
Red Nucleus - Revolver	10/17/2031	2,476
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	667
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	3,397
SensorTower - Revolver	3/15/2029	526

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Simplicity - Delayed Draw	12/31/2031	$2,642
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004
Spotless Brands - Delayed Draw	7/25/2028	8,118
Substantial Holdco Limited - Delayed Draw	4/20/2030	12,228
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	385
Vasa Fitness, LLC - Delayed Draw	8/15/2030	5,023
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/31/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	613
Vessco Water - Delayed Draw	7/24/2031	1,088
Vessco Water - Revolver	7/24/2031	1,178
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	7,199
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,005
Zeus Fire & Security - Delayed Draw	12/11/2030	14,652
Zeus Fire & Security - Revolver	12/11/2030	1,227
Total		$405,267

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2026, management is not aware of any pending or threatened litigation.

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

Recent Developments

See “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 11. Subsequent Events” for a summary of recent developments.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2026 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$154,156	$—	$—	$154,156	$—
JPM Revolving Credit Facility	208,865	—	—	208,865	—
SMBC Revolving Credit Facility	410,000	—	—	410,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$1,048,021	$—	$110,000	$938,021	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$180,669	$—	$—	$180,669	$—
JPM Revolving Credit Facility	217,053	—	—	217,053	—
SMBC Revolving Credit Facility	120,000	—	—	120,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$792,722	$—	$110,000	$682,722	$—

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

Assuming that the statement of financial condition as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees:

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(15,435)	$(10,480)	$(4,212)
Down 200 Basis Points	(30,298)	(20,941)	(7,953)
Down 300 Basis Points	(41,606)	(28,967)	(10,743)
Up 100 Basis Points	15,819	10,480	4,538
Up 200 Basis Points	31,638	20,960	9,076
Up 300 Basis Points	47,457	31,441	13,614

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2026, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

We may be unable to meet our investment objectives or investment strategy.

Investing in us is intended for long-term investors who can accept the risks associated with investing primarily in potentially illiquid, privately negotiated (i) senior first lien, stretch senior (as further described hereinafter), senior second lien and unitranche loans and (ii) mezzanine debt and other junior investments. We may also invest, from time to time, in equity securities, secondary purchases of assets or portfolios that primarily consist of middle market corporate debt, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. There can be no assurance that we will achieve our investment or performance objectives, including our targeted returns. Accordingly, the possibility of partial or total loss of our capital exists.

There may be limited liquidity and restrictions on withdrawal on an investment in the Company.

An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our NAV per share on the last day of such quarter, which may be lower than the price that shareholders paid for our Common Shares. As a result, to the extent shareholders paid a price that includes the related sales load and to the extent shareholders have the ability to sell Common Shares pursuant to our share repurchase program, the price at which shareholders may sell Common Shares may be lower than the amount such shareholder paid in connection with the purchase of Common Shares in this offering.

Shareholders may seek, and certain financial intermediaries may recommend to their clients that they seek, to repurchase some or all of our Common Shares that they hold. Economic or other external events may also result in a significant volume of repurchase requests in a given period or on a sustained basis across periods. Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. If we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time or held such assets to their maturity, and our results of operations and financial condition could be materially adversely affected.

Significant repurchase requests, whether for a single period or for a sustained period, by shareholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to NAV fluctuations during such periods. Additionally, the presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders.

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

Substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our Advisor and its affiliates, including through the waiver of certain investment advisory fees by our Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by our Advisor and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. In addition, the initial advancement of expenses or waiver of fees by our Advisor and its affiliates may prevent a decline in NAV in the short term, and our reimbursement of these amounts may reduce our NAV in the future. Other than as set forth in this prospectus, our Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains.

Our share repurchase program may be amended, suspended or terminated at any time in the Board’s discretion. Shareholders may not be able to sell their shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust (as amended and/or restated from time to time, the “Declaration of Trust”) or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

Under the Investment Advisory Agreement, our Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. Our Advisor is not responsible for any action of the Board in following or declining to follow our Advisor’s advice or recommendations. Under the Investment Advisory Agreement, our Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor (collectively, the “Indemnified Parties”), including without limitation our Administrator, will not be liable to us for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, provided that the Advisor shall not be protected against any liability to us or our shareholders to which the Advisor would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). In addition, as part of the Investment Advisory Agreement, absent disabling conduct, we have agreed to indemnify the Indemnified Parties and hold them harmless from any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisor’s services under the Investment Advisory Agreement or otherwise as an investment adviser for us. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Board may change our investment objectives, operating policies and strategies without prior notice or shareholder approval.

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under our Declaration of Trust, we also cannot be dissolved or liquidated without prior shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and financial condition. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

Provisions in our Declaration of Trust could make it more difficult for a potential acquirer to acquire us.

Our Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; our Board may, without shareholder action, amend our Declaration of Trust to increase the number of our Common Shares, of any class or series, that we will have authority to issue; and our Declaration of Trust provides that our Board will be divided into three classes of Trustees serving staggered terms of three years each. These provisions may inhibit a takeover of us, which could entrench management. In particular, a classified Board with three-year staggered terms could delay the ability of shareholders to change the membership of a majority of the Board.

Our Declaration of Trust requires, to the fullest extent permitted by law and except for claims arising under federal or state securities laws, that derivative actions brought in our name, actions against our Trustees, officers, other employees or shareholders for breach of fiduciary duty and other similar actions shall be brought in a federal or state court located in the state of Delaware.

Our Declaration of Trust provides that, to the fullest extent permitted by law and except for claims arising under federal or state securities laws, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our Trustees, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the DSTA, our Declaration of Trust or Bylaws or the securities, antifraud, unfair trade practices or similar laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in our Common Shares shall be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions and to have irrevocably submitted to, and waived any objection to, the exclusive jurisdiction of such courts in connection with any such action or proceeding and consented to process being served in any such action or proceeding, without limitation, by United States mail addressed to the shareholder at the shareholder’s address as it appears on our records, with postage thereon prepaid.

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

While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has either cut or maintained interest rates to support the broader economy. In 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the interest rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR or other interest rate benchmark. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates could negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

From time to time, the global capital markets may experience periods of disruption and instability. Such periods may result in, among other things, write-offs, increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, a lack of liquidity in parts of the debt capital markets, the re-pricing of credit risk in the broadly syndicated market, volatility in the financial services sector, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt, and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted.

Deteriorating market conditions and uncertainty regarding economic markets generally could also result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us. This could affect the potential for liquidity events involving such investments or portfolio companies. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets, or other extrinsic events. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the United Kingdom leaving the European Union, the Russia-Ukraine war, conflict in the Middle East, outbreaks of disease epidemics and pandemics such as avian influenza and the coronavirus (COVID-19), rising interest rates, or renewed inflationary pressure.

Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, significant changes or volatility in the public capital markets can adversely affect our investment valuations.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions. Subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price less than NAV without first obtaining approval for such issuance from our shareholders and our Independent Trustees. During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

In addition, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain disclosure and approval requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition, and results of operations.

A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As of March 2, 2026, we sold unregistered Class I Common Shares of beneficial interest as detailed below. The offer and sale of these Class I Common Shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2), Regulation S and/or Rule 506 of Regulation D thereunder. The following table details the Class I Common Shares sold:

Date of Unregistered Sale	Amount of Class I Common Shares	Consideration
March 2, 2026	679,725	$17,589,652

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

The following table sets forth information regarding repurchases of shares of our Common Shares during the three months ended March 31, 2026 (dollars in thousands):

Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2026	5.00%	March 31, 2026	$9,310	360,505	1.01%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-261859), filed on April 30, 2024).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01474) filed on November 14, 2024).

10.2	Investment Advisory Agreement with BCPC Advisors, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on October 3, 2023).

10.3	Amendment No. 1 to Investment Advisory Agreement dated as of March 11, 2026 (incorporated by reference to Exhibit 10.3 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

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

10.16

Revolving Credit Agreement, dated as of December 29, 2023, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Sole Book Runner and Lead Arranger (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 814-01474) filed on March 27, 2024).

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

Exhibit Number	Description of Document
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

10.29

Transfer Agent Servicing Agreement, dated as of February 1, 2026, by and between the Company and U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (incorporated by reference to Exhibit 10.29 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

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

24*	Powers of Attorney.

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description of Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: May 14, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer