Form 10-Q
period 2026-06-30
Bain Capital Private Credit
filed 2026-08-14
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 13, 2026 were 0, 0, and 43,976,669 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,074,739 and $1,611,716, respectively)	$2,079,645	$1,626,747
Non-controlled/affiliate investments (amortized cost of $34,621 and $26,126, respectively)	37,039	27,206
Controlled affiliate investments (amortized cost of $99,965 and $27,150, respectively)	99,731	27,305
Cash and cash equivalents	85,692	32,110
Foreign cash (cost of $3,536 and $5,912, respectively)	3,512	5,959
Collateral on derivatives	9,364	4,165
Restricted cash and cash equivalents	50	50
Interest rate swap	—	447
Deferred financing costs (net of accumulated amortization of $3,869 and $2,537, respectively)	8,257	7,152
Interest receivable on investments	25,778	12,385
Dividend receivable on investments	1,068	602
Unrealized appreciation on forward currency exchange contracts	1,512	—
Receivable for investments sold	79,501	2,888
Prepaid insurance	734	101
Prepaid financing costs	—	70
Total Assets	$2,431,883	$1,747,187

Liabilities
Debt (net of unamortized debt issuance costs of $2,528 and $2,901, respectively)	$1,239,355	$790,331
Distributions payable	9,658	7,780
Interest rate swap	4,209	—
Interest expense payable	15,704	6,727
Incentive fee payable on income	5,133	3,685
Accrued capital gains incentive fee	388	1,844
Repurchase of Common Shares payable	12,780	2,593
Base management fee payable	4,253	3,028
Accrued expenses and other liabilities	1,242	1,088
Unrealized depreciation on forward currency exchange contracts	—	2,781
Payable for investments purchased	2,297	672
Total Liabilities	$1,295,019	$820,529

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (43,905,147 and 35,671,560 shares issued and outstanding, respectively)	439	357
Paid-in-capital in excess of par value	1,123,871	910,502
Accumulated distributable earnings	12,554	15,799
Total Net Assets	1,136,864	926,658
Total Liabilities and Total Net Assets	$2,431,883	$1,747,187

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
Net Asset Value Per Share
Class I Shares:
Net assets	$1,136,864	$926,658
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	43,905,147	35,671,560
Net asset value per share	$25.89	$25.98

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$45,852	$24,102	$85,266	$43,026
Dividend income	1,184	267	1,966	614
PIK income	4,386	2,367	8,286	3,190
Other income	5,929	3,042	8,517	4,544
Total investment income from non-controlled/non-affiliate investments	57,351	29,778	104,035	51,374

Investment income from non-controlled/affiliate investments:
Interest from investments	418	—	784	—
Dividend income	150	75	300	150
Total investment income from non-controlled/affiliate investments	568	75	1,084	150

Investment income from controlled affiliate investments:
Interest from investments	1,412	322	2,088	336
Dividend income	816	44	1,026	44
Total investment income from controlled affiliate investments	2,228	366	3,114	380
Total investment income	60,147	30,219	108,233	51,904

Expenses
Interest and debt financing expenses	$18,743	$8,230	$33,633	$15,635
Incentive fee on income	5,133	2,725	9,171	4,447
Incentive fee (reversal) on capital gains	(297)	—	(1,334)	—
Professional fees and operating expenses	347	355	874	612
Base management fee	4,252	2,107	7,893	3,693
Trustee fees	115	113	229	223
Other general and administrative expenses	1,623	1,099	2,826	1,687
Total expenses before fee waivers	29,916	14,629	53,292	26,297
Expense recoupment (support)	601	12	1,221	190
Total expenses, net of fee waivers	30,517	14,641	54,513	26,487
Net investment income before taxes	29,630	15,578	53,720	25,417
Income taxes, including excise taxes	235	132	458	213
Net investment income	29,395	15,446	53,262	25,204

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(5,369)	(640)	(2,306)	(415)
Net realized gain (loss) on non-controlled/affiliate investments	2	—	2	—
Net realized gain (loss) on foreign currency transactions	(172)	563	(152)	502
Net realized gain (loss) on forward currency exchange contracts	(527)	—	(2,176)	746
Net change in unrealized appreciation on foreign currency translation	104	69	(20)	248
Net change in unrealized appreciation on foreign currency translation on debt	(10)	(2,487)	692	(3,443)
Net change in unrealized appreciation on forward currency exchange contracts	594	(3,548)	4,293	(5,323)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	2,860	6,799	(10,125)	8,599
Net change in unrealized appreciation on non-controlled/affiliate investments	729	167	1,338	641
Net change in unrealized appreciation on controlled affiliate investments	(191)	180	(389)	264
Total net gains (losses)	(1,980)	1,103	(8,843)	1,819

Net increase in net assets resulting from operations	$27,415	$16,549	$44,419	$27,023

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income	$29,395	$15,446	$53,262	$25,204
Net realized gain (loss)	(6,066)	(77)	(4,632)	833
Net change in unrealized appreciation	4,086	1,180	(4,211)	986
Net increase in net assets resulting from operations	$27,415	$16,549	$44,419	$27,023

Distributions to Shareholders
Class I	(24,761)	(15,481)	(47,664)	(24,739)
Net decrease in net assets resulting from distributions to shareholders	$(24,761)	$(15,481)	$(47,664)	$(24,739)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$138,734	$183,885	$232,233	$281,786
Repurchase of Common Shares, net of early repurchase deduction	(12,780)	(1,220)	(22,090)	(1,693)
Distributions reinvested	2,449	1,690	3,308	3,689
Net increase from capital share transactions	$128,403	$184,355	$213,451	$283,782

Net Assets
Total increase in net assets during the period	131,057	185,423	210,206	286,066
Net assets at beginning of period	1,005,807	459,077	926,658	358,434
Net assets at end of period	$1,136,864	$644,500	$1,136,864	$644,500

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$44,419	$27,023
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,198,663)	(626,694)
Proceeds from principal payments and sales of investments	588,800	158,396
Increase in investments due to PIK	(9,510)	(3,666)
Accretion of discounts and amortization of premiums	(2,252)	(1,336)
Amortization of deferred financing costs and debt issuance costs	1,332	814
Net realized (gain) loss from investments	2,304	415
Net realized (gain) loss on foreign currency transactions	152	(502)
Net change in unrealized appreciation on investments	9,176	(9,504)
Net change in unrealized appreciation on foreign currency translation	20	(248)
Net change in unrealized appreciation on foreign currency translation on debt	(692)	3,443
Net change in unrealized appreciation on forward currency exchange contracts	(4,293)	5,323
Changes in operating assets and liabilities:
Collateral on derivatives	(5,199)	(3,158)
Interest receivable on investments	(13,393)	(1,794)
Dividend receivable	(466)	(252)
Interest rate swap	(58)	—
Prepaid insurance	(633)	(118)
Prepaid financing costs	70	39
Other receivables	—	1,786
Interest expense payable	8,977	1,797
Incentive fee payable on income	1,448	1,140
Accrued capital gains incentive fee	(1,456)	—
Accrued expenses and other liabilities	154	165
Base management fee payable	1,225	791
Net cash used in operating activities	(578,538)	(446,140)

Cash Flows From Financing Activities
Borrowings on debt	691,500	441,091
Repayments of debt	(237,443)	(230,500)
Payments of financing costs	(2,065)	(1,183)
Increase in subscriptions received in advance	—	5,100
Repurchase of Common Shares	(11,903)	(2,010)
Proceeds from issuance of Common Shares	232,233	281,786
Shareholder distributions paid	(42,477)	(20,845)
Net cash provided by financing activities	629,845	473,439
Net increase in cash, foreign cash, restricted cash and cash equivalents	51,307	27,299
Effect of foreign currency exchange rates	(172)	750
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	38,119	16,389
Cash, foreign cash, restricted cash and cash equivalents, end of period	$89,254	$44,438

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$23,266	$13,024
Cash paid for excise taxes during the period	292	155
Reinvestment of dividends during the period	3,308	3,689

Cash and cash equivalents	$85,692	$41,012
Restricted cash	50	50
Foreign cash	3,512	3,376
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$89,254	$44,438

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	7/12/2029	$2,593	2,574	2,593
BCC ESI Investments 2, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	647	647	647
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.64%	10/28/2030	$1,565	1,536	1,531
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	9.64%	10/28/2030	$2,708	2,659	2,596
Bridger Aerospace Group Holdings, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.64%	10/28/2030	$20,298	20,122	20,095
BTX Precision (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.68%	7/25/2030	$5,739	5,739	5,739
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	7/25/2030	$2,005	1,992	2,005
BTX Precision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	7/25/2030	$5,154	5,123	5,154
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	7/25/2030	$3,641	3,619	3,641
BTX Precision (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/25/2030	$—	(14)	—
Heads Up Technologies, Inc. (4)	Second Lien Senior Secured Loan	SOFR	0.75%	8.25%	11.98%	7/23/2031	$18,843	18,766	18,843
Heads Up Technologies, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	7/23/2030	$17,928	17,856	17,928
Heads Up Technologies, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/23/2030	$—	(14)	—
Polar Technology Buyer Ltd (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SONIA	1.00%	5.75%	9.48%	2/27/2032	£155	208	203
Polar Technology Buyer Ltd (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	5.75%	9.48%	2/27/2032	£1,553	2,084	2,051
Polar Technology Buyer Ltd (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/27/2032	£—	(7)	(10)
Polar Technology Group LLC (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	39	52	52
Saturn Purchaser Corp. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/22/2030	$—	(4)	—
Saturn Purchaser Corp. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.85%	8.52%	7/22/2030	$6,129	6,007	6,129
Solairus (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/22/2030	$—	(7)	—
Varo ESI Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.15%	5/10/2032	$12,954	12,891	12,889
Varo ESI Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/10/2032	$—	(13)	(13)
Aerospace & Defense Total								$101,816	$102,073	9.0%

Automotive
Caliber	First Lien Senior Secured Loan	SOFR	—	2.50%	6.14%	1/30/2031	$2,841	2,841	2,841
Chilton (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	2/5/2031	$1,021	1,015	1,001
Chilton (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2031	$—	(20)	(206)
Chilton (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.15%	2/5/2031	$1,863	1,841	1,786
Intoxalock (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.10%	8.74%	11/1/2028	$4,676	4,654	4,676
Automotive Total								$10,331	$10,098	0.9%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
AgroFresh Solutions (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.24%	4/1/2030		$2,697	2,668	2,663
AgroFresh Solutions (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.24%	4/1/2030		$5,963	5,861	5,889
AgroFresh Solutions (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.60%	9.24%	4/2/2029		$1,054	1,033	1,025
AQPI Investors LP (4)(11)	Preferred Equity	—	—	15.50% PIK	15.50%	—		16,116	16,116	15,954
BCC AmeriQual Investments 2, LP (4)(6)(11)	Warrants	—	—	—	—	—		—	—	—
BCC Trillium Foods Investments 2, LP (4)(6)(11)	Equity Interest	—	—	—	—	—		2	1,740	2,765
BCPC Project Aberdeen, LLC. (4)(6)(11)	Equity Interest	—	—	—	—	—		774	774	687
BCPC Project Aberdeen, LLC. (4)(6)(11)	Equity Interest	—	—	—	—	—		29	29	26
Hellers (4)(7)	Subordinated Debt	—	—	15.00% PIK	15.00%	3/27/2031	NZ$	103	63	58
Hellers (4)(7)	First Lien Senior Secured Loan - Delayed Draw	BKBM	1.00%	4.00% (1.88% PIK)	8.64%	9/30/2030	NZ$	1,097	663	621
Hellers (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/30/2030	NZ$	—	(2)	—
INW Manufacturing, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	1/23/2031		$35,729	35,403	35,193
SauceCo HoldCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.39%	5/13/2030		$3,597	3,574	3,597
SauceCo HoldCo, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.48%	5/13/2030		$48,595	47,327	48,594
Shennong Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	5/6/2033		$2,687	2,652	2,651
Shennong Buyer, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	5/6/2033		$28,748	28,607	28,604
Spindrift (4)(6)(11)	Equity Interest	—	—	—	—	—		1	500	558
Spindrift (4)	Subordinated Debt	—	—	13.75% PIK	13.75%	2/19/2033		$1,683	1,648	1,683
Beverage, Food & Tobacco Total									$148,656	$150,568	13.2%

Capital Equipment
Accelevation LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.90%	1/2/2031		$60,922	60,010	60,007
Accelevation LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/2/2031		$—	(44)	(44)
AeriTek Global CAD Acquisition Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75%	10.41%	8/27/2030		$675	647	639
AeriTek Global CAD Acquisition Inc. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.42%	8/27/2030		$8,379	8,289	8,253
AeriTek Global CAD Acquisition Inc. (4)(7)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	8/27/2030		$810	800	798
Alliance Laundry Systems, LLC.	First Lien Senior Secured Loan	SOFR	—	2.25%	5.91%	8/19/2031		$1,807	1,809	1,811
Engineered Products Co., LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.50%	8.18%	8/12/2031		$275	267	275
Ergotron Acquisition LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	7/6/2028		$5,935	5,883	5,935
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	P	2.00%	4.25%	11.00%	12/19/2031		$517	509	508
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/19/2031		$—	—	(12)
EXT Acquisitions, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.93%	12/19/2031		$9,043	9,001	8,997
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	5.25%	8.98%	2/10/2032		£265	341	349
Goodfellow (4)(7)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	2/10/2032		$364	361	361
Goodfellow (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	2/10/2032		€279	288	317
Goodfellow (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	2/10/2032		€901	932	1,023
Minus Forty QBD Corp. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	8/27/2030		$4,202	4,158	4,139
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.50%	9.25%	2/28/2031		£33	43	35
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SONIA	—	5.50%	9.25%	2/28/2031		£34	42	40
PPT Group (4)(7)(12)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.25%	2/28/2031		£925	1,157	1,213
PPT Group (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		57	57	45
Capital Equipment Total									$94,550	$94,689	8.3%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Chemicals, Plastics & Rubber
Duraco (4)(13)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.19%	6/6/2029	$5,223	5,171	4,962
Duraco (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.50%	6.50%	10.24%	6/6/2029	$319	310	287
Plaskolite PPC Intermediate II LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.65%	2/7/2030	$356	335	328
Plaskolite PPC Intermediate II LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.00% (4.00% PIK)	11.65%	5/9/2030	$19,680	19,389	19,287
Solenis	First Lien Senior Secured Loan	SOFR	0.50%	3.00%	6.73%	6/20/2031	$3,940	3,924	3,939
V Global Holdings LLC (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.90%	9.55%	12/22/2027	$11,662	11,610	10,963
Chemicals, Plastics & Rubber Total								$40,739	$39,766	3.5%

Construction & Building
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/24/2031	$—	(9)	(11)
AGS American Glass Services Acquisition, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	7/24/2031	$5,133	5,111	5,107
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/24/2031	$—	(4)	(20)
AGS American Services Investments, L.P. (4)(6)(11)	Equity Interest	—	—	—	—	—	15	1,486	1,426
Chase Industries, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.67%	11/12/2029	$38,608	38,366	38,221
Chase Industries, Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.65%	11/12/2029	$545	464	474
G702 Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2031	$—	(19)	—
G702 Buyer, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.42%	7/2/2031	$1,048	1,034	1,048
Quikrete Holdings, Inc.	First Lien Senior Secured Loan	SOFR	—	2.25%	5.89%	2/10/2032	$1,975	1,971	1,976
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/24/2033	$—	(27)	(57)
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.66%	1/24/2033	$3,337	3,321	3,290
TL Sapphire Parent, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.66%	1/24/2033	$17,042	16,962	16,872
Zeus Fire & Security (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.65%	12/11/2030	$3,366	3,347	3,366
Zeus Fire & Security (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	12/11/2030	$12,620	12,620	12,620
Zeus Fire & Security (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.61%	12/11/2030	$164	157	164
Construction & Building Total								$84,780	$84,476	7.4%

Consumer Goods: Durable
Kids2, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.67%	4/14/2031	$48,537	48,073	48,051
Kids2, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.67%	4/14/2031	$925	837	833
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/26/2031	$—	(23)	—
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/26/2031	$—	(4)	—
New Milani Group LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.39%	6/26/2031	$6,846	6,789	6,846
Consumer Goods: Durable Total								$55,672	$55,730	4.9%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Evriholder (4)(13)	First Lien Senior Secured Loan	SOFR	1.50%	7.00%	10.85%	1/24/2028	$3,823	3,808	3,804
Hempz (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029	$—	(14)	(35)
Hempz (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	10/25/2029	$8,317	8,269	8,192
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/21/2033	$—	(16)	(17)
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/21/2033	$—	(34)	(35)
Orchard Park BidCo, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	4/21/2033	$27,074	26,942	26,939
Phlur LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	8.89%	5/3/2032	$1,156	1,128	1,127
Phlur LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.91%	5/3/2032	$26,714	26,584	26,580
RoC Skincare (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	2/21/2031	$3,788	3,750	3,788
RoC Skincare (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/21/2030	$—	(37)	—
Summer Fridays, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/16/2031	$13,814	13,646	13,676
Summer Fridays, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/16/2031	$—	(31)	(26)
WU Holdco, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/15/2032	$5,305	5,283	5,305
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/15/2032	$—	(5)	—
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/19/2032	$—	(11)	—
Consumer Goods: Non-Durable Total								$89,262	$89,298	7.9%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	12/31/2030	$8,035	8,005	8,035
ASP-r-pac Acquisition Co LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2030	$—	(5)	—
Five Star Lower Holding LLC	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	7.91%	5/5/2029	$1,974	1,950	1,947
Novolex	First Lien Senior Secured Loan	SOFR	0.50%	3.18%	6.82%	4/13/2029	$4,000	3,992	3,934
Precision Concepts Canada Corporation (4)(7)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$1,854	1,838	1,835
Precision Concepts Parent Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.75%	8.41%	8/2/2032	$645	614	610
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$3,523	3,491	3,488
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.41%	8/2/2032	$3,025	3,011	2,995
Precision Concepts Parent Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$1,759	1,744	1,742
Technimark Holdings LLC	First Lien Senior Secured Loan	SOFR	0.50%	3.25%	6.89%	4/14/2031	$2,955	2,949	2,838
Containers, Packaging & Glass Total								$27,589	$27,424	2.4%

Environmental Industries
BCC HGS Investments 2, LP (4)(6)(11)	Equity Interest	—	—	—	—	—	10	1,553	1,340
FC DOLMANS B.V. (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.54%	3/4/2033	€3,049	3,513	3,460
FC DOLMANS B.V. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	3/4/2033	€451	517	502
Humic Acquisition Holdings, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.40%	10/21/2031	$18,044	17,964	17,773
Humic Acquisition Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.39%	10/21/2031	$3,454	3,431	3,376
Humic Acquisition Holdings, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.37%	10/21/2031	$9,090	9,083	8,954
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	5/14/2032	£911	1,215	1,209
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	5/14/2032	£546	726	725
Reconomy (4)(7)(13)	First Lien Senior Secured Loan	EURIBOR	—	6.25%	8.54%	7/12/2029	€937	1,023	1,072
Reconomy (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	6.25%	8.54%	7/12/2029	£2,224	3,115	3,267

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.50%	10.23%	7/12/2029		£2,883	3,169	3,210
Reconomy (4)(7)(13)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	7/12/2029		£2,324	2,935	3,085
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/20/2033		$—	(84)	(84)
STAX Engineering, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	6/20/2033		$32,565	32,241	32,238
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/20/2033		$—	(89)	(89)
STAX Holding, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—		4,347	4,347	4,347
Environmental Industries Total									$84,659	$84,385	7.4%

FIRE: Finance
Allworth Financial Group, L.P. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/23/2027		$—	(1)	—
Avalon Bidco Limited (4)(7)(13)	First Lien Senior Secured Loan	SONIA	1.00%	6.25%	9.99%	4/16/2032		£1,376	1,802	1,804
Avalon Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	6.25%	9.99%	4/16/2032		£464	611	609
Choreo (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	2/18/2028		$1,222	1,222	1,222
Choreo (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	8.98%	2/18/2028		$2,705	2,705	2,705
Daintree Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.35%	11/25/2032	AUD	1,113	710	759
DRW	First Lien Senior Secured Loan	SOFR	—	3.50%	7.14%	6/26/2031		$4,900	4,906	4,719
Endurance Holdco Limited (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—		4,054	5,250	5,273
Hudson River Trading LLC	First Lien Senior Secured Loan	SOFR	—	2.50%	6.14%	3/18/2030		$3,895	3,878	3,873
Insigneo Financial Group LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.98%	8/1/2028		$6,038	5,980	6,038
Jane Street	First Lien Senior Secured Loan	SOFR	—	2.00%	5.67%	12/15/2031		$4,922	4,877	4,883
Kestra	First Lien Senior Secured Loan	SOFR	—	2.75%	6.39%	3/24/2031		$2,993	2,963	2,970
LEP SAL Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		1,250	1,646	1,659
Monarch Finco, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	7.91%	10/29/2032		$1,357	1,345	1,344
BCPC LI, LLC (4)	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	7.91%	10/29/2032		$2,855	2,829	2,826
BCPC LI, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	(3)	(4)
BCPC LI, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	4.25%	7.89%	10/29/2032		$3,641	3,616	3,586
PMA (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	1/31/2031		$10,839	10,682	10,839
PMA (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	1/31/2031		$52	51	52
PMA (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2031		$—	(13)	—
PMA (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2031		$—	(6)	—
Sikich (4)(11)	Preferred Equity	—	—	13.00% PIK	13.00%	—		49	4,915	4,918
Sikich (4)(6)(11)	Warrants	—	—	—	—	—		2	—	155
Sikich (4)(6)(11)	Warrants	—	—	—	—	—		5	—	541
Tartan Bidco Pty. Ltd. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/31/2027	AUD	—	(5)	—
Tartan Bidco Pty. Ltd. (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.25%	9.76%	12/31/2027	AUD	3,173	2,053	2,199
Wealth Enhancement Group (WEG) (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.25%	7.94%	10/2/2028		$214	213	214
Wealth Enhancement Group (WEG) (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/2/2028		$—	(2)	—
Wealth Enhancement Group, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/2/2028		$—	(13)	—
FIRE: Finance Total									$62,211	$63,184	5.6%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Acrisure, LLC (13)	First Lien Senior Secured Loan	SOFR	—	3.00%	6.64%	11/6/2030	$4,892	4,873	4,437
Asurion, LLC	First Lien Senior Secured Loan	SOFR	—	3.75%	7.41%	2/23/2033	$3,929	3,908	3,726
Broadstreet Partners Group, LLC	First Lien Senior Secured Loan	SOFR	—	2.50%	6.14%	6/13/2031	$2,958	2,952	2,859
Comet BidCo Limited (4)(7)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	1/30/2032	$6,778	6,746	6,710
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/30/2032	$—	(13)	(28)
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/30/2032	$—	(3)	(11)
McLarens Acquisition Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2027	$—	(49)	—
Simplicity (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2031	$—	(20)	—
Simplicity (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	12/31/2031	$3,535	3,507	3,535
Simplicity (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.73%	12/31/2031	$4,700	4,681	4,700
FIRE: Insurance Total								$26,582	$25,928	2.3%

FIRE: Real Estate
1375 Mezz LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.50%	8.11%	2/1/2029	$3,311	3,288	3,284
1375 Owner LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.50%	8.11%	2/1/2029	$899	886	883
1375 Owner LLC (4)	First Lien Senior Secured Loan	SOFR	3.00%	4.50%	8.11%	2/1/2029	$30,987	30,854	30,832
1375 Owner LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.50%	8.11%	2/1/2029	$128	126	125
FBWS Development Mezz LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	3.25%	6.86%	3/16/2029	$1,053	1,044	1,043
FBWS Development Senior LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	3.25%	6.86%	3/16/2029	$20,541	20,445	20,434
Lagerbox (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	3.50%	5.72%	12/20/2028	€750	779	858
FIRE: Real Estate Total								$57,422	$57,459	5.1%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.67%	8/20/2030	$1,727	1,723	1,727
Accident Care Alliance Holdco LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/20/2030	$3,264	3,250	3,264
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	8/20/2030	$1,886	1,868	1,886
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$4,932	4,909	4,932
AEG Vision (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.90%	9.63%	3/27/2027	$9,775	9,724	9,775
AEG Vision (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$7,497	7,422	7,497
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$2,465	2,465	2,465
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$2,458	2,445	2,458
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$12,920	12,829	12,920
Alldent Holding GmbH (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	11/29/2032	€—	—	(6)
Alldent Holding GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	5.50%	7.95%	11/29/2032	€4,177	4,798	4,753
AOM Infusion (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	3/19/2032	$6,016	5,963	6,016
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.70%	3/19/2032	$2,266	2,250	2,266
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/19/2032	$—	(22)	—

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Apollo Intelligence (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.39%	6/1/2028		$13,303	13,263	13,170
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.23%	3/25/2028		$2,237	2,201	2,237
Caregiver (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	1/1/2030		$6,282	6,238	6,204
Caregiver (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	1/1/2030		$11,299	11,176	11,158
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/17/2031		$—	(18)	(41)
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/17/2031		$—	(14)	(16)
CRH Healthcare Purchaser, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.99%	9/17/2031		$22,068	21,972	21,958
EHE Health (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	8/7/2030		$8,206	8,149	8,124
EHE Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/7/2030		$—	—	(18)
EHE Health (4)(6)(11)	Equity Interest	—	—	—	—	—		1,127	1,127	957
Lightspeed Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	2/6/2032		$11,325	11,246	11,212
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.75%	8.40%	2/6/2032		$1,066	1,043	1,033
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/6/2032		$—	(35)	(100)
Nafinco (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.37%	8/29/2031		€283	299	319
Nafinco (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.85%	8/29/2031		€1,464	1,594	1,657
Odyssey Behavioral Health (4)(6)(11)	Equity Interest	—	—	—	—	—		7	698	664
Odyssey Behavioral Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/21/2030		$—	(32)	—
Odyssey Behavioral Health (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/21/2031		$5,978	5,922	5,978
Pharmacy Partners (4)(13)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.17%	2/28/2029		$2,654	2,637	2,641
Pharmacy Partners (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/28/2029		$—	(14)	(11)
Psychiatric Medical Care LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/1/2032		$—	(43)	(50)
Psychiatric Medical Care LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	7/1/2032		$9,303	9,204	9,187
QPE Alpha 4 Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.49%	2/5/2032	AUD	1,610	1,108	1,093
QPE Alpha 4 Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2032	AUD	—	(3)	(4)
Red Nucleus (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	9.06%	10/17/2031		$1,052	1,026	1,039
Red Nucleus (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	8.66%	10/17/2031		$1,222	1,202	1,201
Red Nucleus (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.08%	10/17/2031		$4,507	4,464	4,484
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.63%	2/28/2031		$293	282	293
RedMed Operations (Collage Rehabilitation) (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	2/28/2031		$6,688	6,662	6,688
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/28/2031		$—	(7)	—
Soliant Lower Intermediate LLC	First Lien Senior Secured Loan	SOFR	—	3.75%	7.38%	7/18/2031		$1,917	1,925	1,420
USME Holdco LLC (4)	Subordinated Debt	—	—	17.00% PIK	17.00%	5/26/2031		$17,816	17,774	17,504
Vatica Health, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	(17)	(18)
Vatica Health, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	7.98%	10/29/2032		$7,551	7,483	7,551
WellSky	First Lien Senior Secured Loan	SOFR	—	2.86%	6.51%	3/10/2028		$1,975	1,975	1,975
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2032		$—	(8)	(24)
WSHP Cottonwood Buyer, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/20/2032		$7,182	7,149	7,146
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/20/2032		$—	(17)	(18)
Healthcare & Pharmaceuticals Total									$207,235	$206,546	18.2%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (4)(7)(13)	First Lien Senior Secured Loan	SONIA	—	5.25%	8.98%	6/28/2029	£6,481	8,123	8,603
Appriss (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.74%	3/10/2031	$1,057	1,020	1,057
Appriss (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	3/10/2031	$8,819	8,767	8,819
Appriss (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/10/2031	$—	(19)	—
Chartbeat (4)(6)(11)	Warrants	—	—	—	—	—	2	—	—
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030	$14,733	14,595	14,291
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030	$6,566	6,491	6,369
Eleven Software (4)(6)(11)	Preferred Equity	—	—	—	—	—	45	200	208
Eleven Software (4)	First Lien Senior Secured Loan	SOFR	2.00%	8.00%	11.64%	5/14/2029	$4,625	4,581	4,625
G-3 Frax Acquisition LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.66%	1/30/2032	$34,677	34,395	34,070
G-3 Frax Acquisition LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.63%	1/30/2032	$595	555	509
Galanthus Group Holdings, Limited (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	12/24/2031	$10,450	10,355	10,346
Galanthus Group Holdings, Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/24/2031	$—	(25)	(56)
Galanthus Group Holdings, Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/24/2031	£—	(26)	(56)
Galanthus Group Holdings, Limited (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	5.50%	9.23%	12/24/2031	£7,856	10,507	10,324
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/13/2031	$—	(55)	(232)
Harbor IT, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.25%	5.00%	8.64%	3/13/2031	$18,614	18,527	18,428
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.25%	5.00%	8.64%	3/13/2031	$1,547	1,520	1,489
HG Insights, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	1,625	2,502	2,537
HG Insights, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.15%	6/16/2031	$34,018	33,455	33,507
LogRhythm, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.16%	7/2/2029	$4,584	4,501	4,171
LogRhythm, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2029	$—	(11)	(43)
New Gen Holding (4)(7)(12)	First Lien Senior Secured Loan	EURIBOR	—	3.00% (4.25% PIK)	9.49%	5/28/2031	€5,716	6,416	6,487
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/27/2032	$—	(54)	(56)
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	8.89%	4/27/2032	$1,302	1,279	1,278
ORBCOMM Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	4/27/2032	$36,221	35,958	35,949
PayRange (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/31/2030	$—	(6)	—
PayRange (4)(6)(11)	Equity Interest	—	—	—	—	—	1,176	1,176	1,576
PayRange (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	10/31/2030	$10,968	10,919	10,968
PlentyMarkets (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	2.80% (3.70% PIK)	8.71%	4/2/2032	€1,565	1,702	1,736
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/17/2033	$—	(42)	(59)
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/17/2033	$—	(42)	(118)
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.48%	3/17/2033	$27,160	26,965	26,888
Proofpoint, Inc.	First Lien Senior Secured Loan	SOFR	0.50%	3.00%	6.73%	8/31/2028	$2,930	2,923	2,834
RetailNext (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.00%	10.65%	12/5/2030	$7,975	7,916	7,895
RetailNext (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.74%	12/5/2030	$1,584	1,571	1,567
SensorTower (4)(6)(11)	Equity Interest	—	—	—	—	—	63	974	6,031
SensorTower (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/15/2029	$—	(4)	—
Superna Inc. (4)(7)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.16%	6/12/2028	$7,971	7,894	7,971
Titan Cloud Software, Inc (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.85%	9.52%	9/7/2029	$5,681	5,654	5,681
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.93%	9.54%	5/14/2029	$1,464	1,457	1,464
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.93%	9.54%	5/14/2029	$3,934	3,913	3,934
Utimaco (4)(7)(12)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.20%	5/14/2029	€5,551	6,062	6,349
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/8/2031	$—	(40)	(42)
Wasabi Technologies LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.18%	4/8/2031	$31,514	30,913	30,884
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/8/2031	$—	(137)	(143)
High Tech Industries Total								$313,325	$318,040	28.0%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/6/2032	$20,502	20,359	20,502
Awayday (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	5/6/2032	$—	(12)	—
Awayday (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/6/2032	$—	(29)	—
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/6/2032	$2,481	2,459	2,481
City BBQ (4)(6)(11)	Preferred Equity	—	—	—	—	—	3	734	879
City BBQ (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/4/2030	$—	(15)	(25)
City BBQ (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	8.99%	9/4/2030	$2,010	2,010	1,940
City BBQ (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	9/4/2030	$2,549	2,533	2,523
Le Berger SA (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	3.75%	6.04%	2/21/2028	€500	522	572
Pyramid Global Hospitality (4)(13)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	8.92%	1/19/2028	$2,490	2,462	2,490
Vacation Rental Brands, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/6/2032	$8,959	8,875	8,959
Hotel, Gaming & Leisure Total								$39,898	$40,321	3.5%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.20%	12/20/2031	$883	879	856
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.20%	12/20/2031	$635	622	616
Facts Global Energy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.18%	12/20/2031	$145	143	128
Facts Global Energy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2031	$—	(1)	(4)
OGH Bidco Limited (4)(7)(12)(13)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	6/29/2029	£8,100	10,234	9,999
OGH Bidco Limited (4)(5)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	6.25%	9.98%	6/29/2029	£1,134	1,419	1,213
OGH Bidco Limited (4)(7)(13)	First Lien Senior Secured Loan	SOFR	—	6.50%	10.15%	9/2/2029	£4,400	4,381	4,051
Sports Operating Holdings II, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/30/2032	$—	(54)	(54)
Sports Operating Holdings II, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	6/30/2032	$67,990	67,650	67,648
Media: Advertising, Printing & Publishing Total								$85,273	$84,453	7.4%

Media: Diversified & Production
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.43%	4/17/2032	$604	599	454
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.75%	8.48%	4/17/2032	$1,388	1,365	1,063
Owl Acquisition, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	4/17/2032	$23,058	22,986	22,020
Media: Diversified & Production Total								$24,950	$23,537	2.1%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Metals & Mining
BCC High Divide 2, L.P (4)(6)(11)	Equity Interest	—	—	—	—	—	151	—	62
Elevation NewCo Intermediate, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	328	—	142
Elevation NewCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.48%	8/1/2031	$2,702	2,650	2,702
Elevation NewCo, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.41%	8/1/2031	$28,469	28,187	28,469
Elevation NewCo, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.48%	8/1/2031	$2,893	2,893	2,893
Lindstrom, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/30/2032	$—	(93)	(33)
Lindstrom, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.24%	12/30/2032	$32,530	32,190	32,367
Metals & Mining Total								$65,827	$66,602	5.9%

Retail
Galeria (4)(7)(11)	Preferred Equity	—	—	17.00% PIK	17.00%	—	249	276	285
Galeria (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	43	10	—
Galeria (4)(7)(11)	Preferred Equity	—	—	17.00% PIK	17.00%	—	500	589	572
Retail Total								$875	$857	0.1%

Services: Business
ACAMS (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.64%	12/30/2031	$708	659	682
ACAMS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/30/2031	$20,386	20,200	20,285
Advanced Aircrew (4)(6)(11)	Preferred Equity	—	—	—	—	—	545	545	507
Advanced Aircrew (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.50%	10.14%	7/26/2030	$43	43	43
Advanced Aircrew (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.14%	7/26/2030	$4,632	4,600	4,632
Ally Waste Services Intermediate, LLC (4)	Subordinated Debt	—	—	14.50% PIK	14.50%	12/1/2032	$6,250	6,188	6,188
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/21/2032	$—	(17)	(37)
Alogent Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	1/21/2032	$11,351	11,245	11,124
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/21/2032	$—	—	(130)
AMI (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/17/2031	$—	(13)	—
AMI (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	10/17/2031	$3,104	3,086	3,104
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/31/2031	$—	—	(16)
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.65%	10/31/2031	$482	472	471
Cube (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.12% PIK)	10.85%	5/21/2031	$9,816	9,816	9,816
Cube (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.12% PIK)	10.86%	5/21/2031	$64	86	83
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	10.00% PIK	13.73%	5/22/2032	£2,334	3,190	3,098
Cube (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.13% PIK)	10.88%	5/21/2031	$297	295	296
Dealer Services Network, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.15%	2/2/2027	$1,659	1,645	1,659
Discovery Senior Living (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	3/18/2030	$817	813	813
Discovery Senior Living (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	3/18/2030	$1,157	1,148	1,151
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	3/18/2030	$48	48	48
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/18/2030	$—	(7)	(5)
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/18/2030	$—	(4)	(4)
Discovery Senior Living (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	3/18/2030	$11,352	11,244	11,295
DTIQ (4)(12)(13)	First Lien Senior Secured Loan	SOFR	3.50%	7.50%	11.14%	9/30/2029	$20,905	20,667	20,487
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	1,665	571	1,382
DTIQ (4)	First Lien Senior Secured Loan - Revolver	SOFR	3.50%	7.50%	11.14%	9/30/2029	$3,150	3,150	3,087
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	3,351	—	—

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
E-Tech Group (4)(5)	First Lien Senior Secured Loan - Revolver	P	2.00%	4.50%	11.25%	4/9/2030	$117	112	113
Easy Ice (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.40%	9.13%	10/30/2030	$2,207	2,184	2,207
Easy Ice (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.40%	9.06%	10/30/2030	$9,114	9,015	9,114
Easy Ice (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.40%	9.06%	10/30/2030	$430	407	430
Electronic Merchant Systems (4)(6)(11)	Equity Interest	—	—	—	—	—	72	496	1,113
Electronic Merchant Systems (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.15%	8/1/2030	$2,162	2,137	2,162
Enlyte (fka Mitchell International)	First Lien Senior Secured Loan	SOFR	—	3.00%	6.64%	6/17/2031	$1,960	1,941	1,872
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032	€—	(55)	(73)
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.50%	7.99%	4/5/2032	€941	1,083	1,067
Fiduciaire Jean-Marc Faber (FJMF) (4)(7)(12)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.50%	7.99%	4/5/2032	€3,566	3,907	4,058
Grant Thornton Advisors LLC	First Lien Senior Secured Loan	SOFR	—	2.75%	6.39%	6/2/2031	$2,955	2,952	2,819
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.37%	2/2/2033	$6,932	6,905	6,857
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/2/2033	$—	(21)	(30)
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.37%	2/2/2033	$15,120	15,013	14,969
Hollywood LP (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—	4,970	6,474	6,597
LEP CP Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	714	948	926
masLabor (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032	$—	(13)	(13)
masLabor (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.12%	4/5/2032	$11,994	11,936	11,934
masLabor (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/5/2032	$—	(13)	(13)
Morrow Sodali (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	10/25/2029	$16,587	16,505	16,587
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/25/2029	$—	(36)	—
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029	$—	(36)	—
PRGX (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2030	$—	(30)	(174)
Pure Wafer (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	11/12/2030	$1,600	1,592	1,592
Pure Wafer (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.35%	8.99%	11/12/2030	$923	906	923
Pure Wafer (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	8.99%	11/12/2030	$4	4	4
Pure Wafer (4)(6)(11)	Equity Interest	—	—	—	—	—	1,439	1,439	2,043
Pure Wafer (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	11/12/2030	$686	681	686
R1 RCM Inc.	First Lien Senior Secured Loan	SOFR	—	3.00%	6.64%	11/19/2031	$2,765	2,751	2,732
R1 RCM Inc. (5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	11/19/2031	$—	(1)	(2)
Rydoo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	6.75%	9.25%	9/26/2031	€2,802	3,205	3,204
Rydoo (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	6.75%	9.25%	9/26/2031	€778	862	890
Rydoo (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	352	412	477
Rydoo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	821	962	1,035
SoftCo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	6.50%	8.73%	2/22/2031	€3,600	3,872	4,096
SoftCo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	892	967	885
Services: Business Total								$199,133	$201,146	17.7%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Consumer
Atlas Bidco Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/20/2033	AUD	—	(3)	(3)
Atlas Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.35%	6/20/2033	AUD	3,328	2,329	2,294
CorePower Yoga, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	4/30/2031		$28,341	28,227	28,341
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/30/2031		$—	(3)	—
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/30/2031		$—	(10)	—
CWS Holdings I-A Corp. (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	7/19/2030		$20,950	20,540	20,531
Master ConcessionAir (4)	First Lien Senior Secured Loan	SOFR	3.00%	8.50%	12.23%	6/21/2029		$1,688	1,667	1,621
Master ConcessionAir (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	8.50%	12.15%	6/21/2029		$180	180	162
Master ConcessionAir (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	3.00%	8.50%	12.16%	6/21/2029		$216	213	207
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	3/17/2032		$108	22	(72)
Monarch Collective Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	3/17/2032		$19,777	19,683	19,580
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	3/17/2032		$721	704	685
Spotless Brands (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.65%	7/25/2028		$3,581	3,555	3,581
Spotless Brands (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.17%	7/25/2028		$4,564	4,552	4,564
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.35%	9.99%	8/15/2030		$8,711	8,620	8,624
Vasa Fitness, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/15/2030		$—	(9)	(11)
Vasa Fitness, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.35%	10.00%	8/14/2030		$8,050	8,015	7,970
WhiteWater Express (4)	Subordinated Debt	—	—	14.00% PIK	14.00%	3/31/2031		$17,855	17,752	17,766
Services: Consumer Total									$116,034	$115,840	10.2%

Telecommunications
Allo Holdco Borrower LLC (4)	Subordinated Debt	—	—	7.50% (8.00% PIK)	15.50%	4/16/2032		$15,801	15,621	15,564
Cincinnati Bell Inc.	First Lien Senior Secured Loan	SOFR	0.50%	2.25%	5.89%	11/22/2028		$1,965	1,965	1,965
Mecp1 Reno 1, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.75%	7.39%	12/18/2028		$9,312	7,960	7,842
Substantial Holdco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	8.00% (4.00% PIK)	12.00%	4/20/2030		£9,824	13,212	13,041
Telecommunications Total									$38,758	$38,412	3.4%

Transportation: Cargo
Gulf Winds International (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.64%	12/16/2028		$9,773	9,632	9,064
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	9.89%	3/1/2029		$3,612	3,621	3,547
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/1/2029		$—	(77)	(107)
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/1/2029		$—	1	(10)
ICAT Logistics, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.89%	3/1/2029		$4,658	4,598	4,611
RoadOne (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.41%	12/29/2028		$7,720	7,606	7,643
Transportation: Cargo Total									$25,381	$24,748	2.2%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Utilities: Electric
KAMC Holdings, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.91%	8/1/2031		$25,784	25,538	25,333
KAMC Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	8.92%	8/1/2031		$986	950	919
Utilities: Electric Total									$26,488	$26,252	2.3%

Utilities: Water
Vessco Water (4)(5)	First Lien Senior Secured Loan - Revolver	P	1.75%	3.50%	10.25%	7/24/2031		$79	61	79
Vessco Water (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.14%	7/24/2031		$3,707	3,670	3,707
Vessco Water (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.19%	7/24/2031		$1,119	1,114	1,119
Vessco Water (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.50%	8.20%	7/24/2031		$5,814	5,774	5,814
Vessco Water (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/24/2031		$—	(60)	—
Utilities: Water Total									$10,559	$10,719	0.8%

Wholesale
Blackbird Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.75%	9.48%	12/19/2029		$1,202	1,200	1,202
Blackbird Purchaser, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.48%	12/19/2030		$9,634	9,613	9,634
Blackbird Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/19/2030		$—	(1)	—
Chex Finer Foods, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.40%	6/6/2031		$7,259	7,222	7,259
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.48%	6/6/2031		$6,739	6,724	6,739
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/6/2031		$—	(22)	—
Fifty AU Bidco Pty Ltd (4)(12)(13)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.51%	8/1/2031	AUD	3,213	2,071	2,226
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	8/1/2031		$276	272	276
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	8/1/2031		$2,825	2,809	2,855
Fifty U.S. Bidco Inc (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/1/2031		$4,188	4,170	4,188
SureWerx (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	12/28/2029		$2,715	2,676	2,715
Wholesale Total									$36,734	$37,094	3.2%
Non-Controlled/Non-Affiliate Investments Total									$2,074,739	$2,079,645	182.9%

Non-Controlled/Affiliate Investments (9)
Beverage, Food & Tobacco
BCC CPK Investments 2, LP (4)(6)(11)	Equity Interest	—	—	—	—	—		7,399	7,399	7,399
CPK IPCO Buyer LLC (4)	Subordinated Debt	—	—	12.00%	12.00%	12/22/2031		$12,087	11,921	11,906
Beverage, Food & Tobacco Total									$19,320	$19,305	1.7%

Wholesale
Abracon Borrower, LLC. (4)(12)	First Lien Senior Secured Loan	SOFR	2.00%	5.65%	9.38%	6/10/2030		$5,402	5,402	5,402
Abracon Borrower, LLC. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	2.00%	5.65%	9.38%	6/10/2030		$23	23	23
Abracon TopCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		3	1,726	2,367
Wholesale Total									$7,151	$7,792	0.7%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Affiliate Investments (9)
FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	—	100	149
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	—	—	459
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Preferred Equity	—	—	—	—	—	9	8,050	9,334
FIRE: Finance Total								$8,150	$9,942	0.9%
Non-Controlled/Affiliate Investments Total								$34,621	$37,039	3.3%

Controlled Affiliate Investments (10)
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (7)(11)	Equity Interest Investment Vehicles	—	—	—	—	—	2,250	7,215	6,950
Bain Capital Senior Loan Program II, LLC (7)(11)	Preferred Equity Interest Investment Vehicles	—	—	—	—	—	10	10	41
Bain Capital Senior Loan Program II, LLC (4)(7)	Subordinated Note Investment Vehicles	—	—	10.00%	10.00%	12/24/2036	$92,740	92,740	92,740
Investment Vehicles Total								$99,965	$99,731	8.8%
Controlled Affiliate Investments Total								$99,965	$99,731	8.8%
Investments Total								$2,209,325	$2,216,415	195.0%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	—	3.54%	—	$55,060	55,060	55,060
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	—	3.55%	—	$13,328	13,328	13,328
Cash Equivalents Total								$68,388	$68,388	6.0%
Investments and Cash Equivalents Total								$2,277,713	$2,284,803	201.0%

Interest Rate Swaps

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Depreciation
Interest Rate Swap	Series 2025 Senior Notes, Tranche A Notes	5.92%	SOFR + 2.43%	BNP Paribas	11/29/2028	$110,000	$—	$(1,408)
Interest Rate Swap	Series 2025 Senior Notes, Tranche B Notes	6.25%	SOFR + 2.69%	BNP Paribas	11/29/2030	$165,000	$—	$(2,801)
								$(4,209)

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation/Depreciation
US DOLLARS 4,548	EURO 3,885	BNP Paribas	7/31/2026	$101
US DOLLARS 883	AUSTRALIAN DOLLARS 1,350	Bank of New York Mellon	7/31/2026	(52)
US DOLLARS 664	EURO 490	Bank of New York Mellon	8/10/2026	103
US DOLLARS 2,091	AUSTRALIAN DOLLARS 3,000	Wells Fargo	9/16/2026	16
US DOLLARS 1,139	AUSTRALIAN DOLLARS 1,640	BNP Paribas	9/16/2026	5
US DOLLARS 233	AUSTRALIAN DOLLARS 350	Bank of New York Mellon	9/16/2026	(9)
US DOLLARS 1,439	EURO 1,260	Bank of New York Mellon	9/18/2026	(6)
US DOLLARS 10,453	POUND STERLING 7,750	Bank of New York Mellon	9/25/2026	168
US DOLLARS 6,639	EURO 5,560	Bank of New York Mellon	10/2/2026	258
US DOLLARS 14,404	POUND STERLING 10,870	Wells Fargo	11/10/2026	(24)
US DOLLARS 6,344	EURO 5,390	Wells Fargo	11/20/2026	145
US DOLLARS 1,496	EURO 1,370	Bank of New York Mellon	12/16/2026	(81)
US DOLLARS 13,167	EURO 11,110	Bank of New York Mellon	1/7/2027	359
US DOLLARS 2,678	EURO 2,280	Wells Fargo	1/7/2027	50
US DOLLARS 689	AUSTRALIAN DOLLARS 990	BNP Paribas	1/22/2027	5
US DOLLARS 720	AUSTRALIAN DOLLARS 1,000	Wells Fargo	1/22/2027	29
US DOLLARS 4,665	POUND STERLING 3,460	BNP Paribas	2/23/2027	72
US DOLLARS 2,023	POUND STERLING 1,500	Wells Fargo	2/23/2027	32
US DOLLARS 3,830	EURO 3,270	Bank of New York Mellon	3/30/2027	47
US DOLLARS 1,490	POUND STERLING 1,120	Bank of New York Mellon	3/30/2027	3
US DOLLARS 7,659	POUND STERLING 5,720	Bank of New York Mellon	4/12/2027	64
US DOLLARS 2,020	POUND STERLING 1,500	Wells Fargo	4/12/2027	28
US DOLLARS 3,864	POUND STERLING 2,880	BNP Paribas	5/7/2027	41
US DOLLARS 8,038	EURO 6,830	BNP Paribas	5/14/2027	121
US DOLLARS 574	New Zealand Dollar 980	Bank of New York Mellon	6/2/2027	11
US DOLLARS 2,231	AUSTRALIAN DOLLARS 3,200	BNP Paribas	6/10/2027	26
				$1,512

1. All assets, except for investment vehicles and assets pledged as collateral for the JPM Revolving Credit Facility or the GS Revolving Credit Facility, are pledged as collateral under the Sumitomo Credit Facility. Please see Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt for additional details.

2. The investments bear interest at a rate that may be determined by reference to the Prime Rate ("Prime" or "P"), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of June 30, 2026. Certain investments are subject to an interest rate floor. Rates on equity instruments represent contractual dividend rates on certain preferred equity positions. Certain investments or a portion thereof may include Payment-in-Kind interest (“PIK”).

3. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, AUD represents Australian dollars and NZ$ represents New Zealand dollars.

4. Security valued using unobservable inputs (Level 3).

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. Please see Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 9. Commitments and Contingencies for additional details.

6. Non-income producing.

7. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 13.7% of the Company’s total assets.

8. Tickmark not used.

9. As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company, as the Company owns 5% or more of the portfolio company’s outstanding voting securities.

10. As defined in the 1940 Act, the Company is deemed to “control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

11. Security exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $95,970 or 8.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon TopCo, LLC	6/8/2026
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
AQPI Investors LP	2/19/2026
Bain Capital Senior Loan Program II, LLC	3/24/2025
BCC AmeriQual Investments 2, LP	2/19/2026
BCC CPK Investments 2, LP	12/8/2025
BCC ESI Investments 2, LLC	5/8/2026
BCC HGS Investments 2, LP	10/21/2025
BCC High Divide 2, L.P	6/10/2026
BCC Trillium Foods Investments 2, LP	5/13/2025
BCPC Project Aberdeen, LLC.	7/3/2024
Chartbeat	10/4/2024
City BBQ	9/4/2024
DTIQ	9/30/2024
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Eleven Software	5/13/2026
Endurance Holdco Limited	11/14/2025
Galeria	4/9/2024
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
Polar Technology Group LLC	3/2/2026
PPT Group	2/28/2025
Pure Wafer	11/12/2024
Rydoo	9/26/2024
SensorTower	3/15/2024
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
STAX Holding, Inc.	6/18/2026

12. Assets or a portion thereof are pledged as collateral for the JPM Revolving Credit Facility. See Note 6 "Debt".

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
				$(2,781)

1. The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a EURIBOR, SOFR, SONIA, BKBM or BBSY interest rate floor.

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

15. Denotes that all or a portion of the debt investment includes PIK during the period.

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated and intends to operate in a manner so as to continuously qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of June 30, 2026, the Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share. The Company is offering to the public three classes of Common Shares: Class S shares, Class D shares and Class I shares. The differences among the share classes relate to ongoing shareholder servicing and/or distribution fees, with Class S shares and Class D shares subject to ongoing and shareholder servicing and/or distribution fees of 0.85% and 0.25%, respectively and Class I shares are not subject to a shareholder servicing and/or distribution fee. In addition, although neither the Company nor Emerson Equity LLC (the “Managing Dealer”) will charge upfront sales loads with respect to Class S shares, Class D shares or Class I shares, if the purchases of Class S shares or Class D shares are through certain financial intermediaries, such intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a maximum 3.5% of NAV for Class S shares and 1.5% of NAV for Class D shares. Selling agents may not charge such fees on Class I shares. Class S shares are available through brokerage and transaction-based accounts. Class D shares are generally available for purchase in this offering only (1) through fee-based programs, also known as wrap accounts, that provide access to Class D shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares, (3) through transaction/ brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) other categories of investors that we name in an amendment or supplement to the Company's prospectus. Class I shares are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) by the Company’s executive officers and Trustees and their immediate family members, as well as officers and employees of the Advisor or other affiliates and their immediate family members, and, if approved by the Board, joint venture partners, consultants and other service providers, or (5) by other categories of investors that the Company names in an amendment or supplement to this prospectus. In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering and does not enter into a new relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares. The Company may also offer Class I shares to certain feeder vehicles primarily created to hold Class I shares, which in turn offer interests in themselves to investors. The Company expects to conduct such offerings pursuant to exceptions to registration under the Securities Act and not as a part of the Company’s public offering. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests. The Company may also offer Class I shares to other investment vehicles.

The Company’s investment objective is to generate attractive risk adjusted returns, predominantly in the form of current income. The Company seeks to achieve its investment objective by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use "middle market" to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, the Company may, from time to time, invest in larger or smaller companies. The Company focuses on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt) and (ii) mezzanine debt and other junior securities with a focus on downside protection. The Company generally seeks to retain effective voting control in respect of the loans or particular class of securities in which it invests through maintaining affirmative voting positions or negotiating consent rights that allow the Company to retain a blocking position. The Company may also invest in common and preferred equity and in secondary purchases of assets or portfolios on an opportunistic basis, but such investments are not the principal focus of the Company’s investment strategy. The Company may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

The Company’s operations are comprised of a single operating and reportable business segment: asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's shareholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 10, underlying investment cost and market value as disclosed on the Consolidated Schedule of Investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

The information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparable company multiple models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

•
An initial valuation is prepared by the investment professionals of the Advisor responsible for the portfolio investment; in conjunction with the Company’s portfolio management and valuation team.
•
Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor.
•
Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm.
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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Commitment fees are recorded on an accrual basis and recognized as interest income. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended June 30, 2026 and 2025, the Company recorded $2.2 million and $0.4 million, of dividend income, respectively, of which, $1.2 million and $0.3 million, related to PIK dividends, respectively. For the six months ended June 30, 2026 and 2025 the Company recorded $3.3 million and $0.8 million, of dividend income, respectively, of which, $2.0 million and $0.6 million, related to PIK dividends, respectively.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there were no loans on non-accrual. As of December 31, 2025, there was one loan on non-accrual.

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

The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended June 30, 2026 and 2025, we recorded an expense of $0.2 million and $0.1 million, respectively for U.S. federal excise tax. For the six months ended June 30, 2026 and 2025, we recorded an expense of $0.5 million and $0.2 million, respectively for U.S. federal excise tax.

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

Subscriptions Received in Advance

Subscriptions received in advance represent amounts paid by investors for Common Shares which have not yet been included in shareholders' capital. The amounts paid are included in cash on the Company's Statements of Assets and Liabilities. As of June 30, 2026, there were no subscriptions received in advance.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting for its forward currency exchange contracts and as such the Company recognizes the value of its derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the Consolidated Statements of Operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the Consolidated Schedules of Investments.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. “Debt” and Note 7. “Derivatives” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through June 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files its tax return for the tax year ending December 31, 2026. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2026, the tax years that remain subject to examination are from 2023 forward.

For the three months ended June 30, 2026 and 2025, tax expense was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, tax expense was $0.5 and $0.2 million, respectively.

Recent Accounting Pronouncements

The Company's management has evaluated recently issued accounting standards through August 13, 2026, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,883,100	85.3%	$1,879,640	84.8%
Second Lien Senior Secured Loan	18,766	0.8	18,843	0.9
Subordinated Debt	130,007	5.9	129,222	5.8
Preferred Equity	47,908	2.2	49,351	2.2
Equity Interest	29,579	1.3	38,932	1.8
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	92,740	4.2	92,740	4.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	41	0.0
Equity Interests in Investment Vehicles (1)	7,215	0.3	6,950	0.3
Total	$2,209,325	100.0%	$2,216,415	100.0%

(1) Represents debt and equity investment in SLP II (as defined below).

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,464,929	88.0%	$1,467,754	87.3%
Second Lien Senior Secured Loans	18,757	1.1	18,749	1.1
Subordinated Debt	103,042	6.2	103,961	6.2
Preferred Equity	22,927	1.4	24,362	1.4
Equity Interests	28,187	1.7	37,894	2.3
Warrants	—	—	1,233	0.1
Subordinated Notes in Investment Vehicles (1)	20,240	1.2	20,240	1.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	87	0.0
Equity Interests in Investment Vehicles (1)	6,900	0.4	6,978	0.4
Total	$1,664,992	100.0%	$1,681,258	100.0%

(1) Represents debt and equity investment in SLP II.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,012,471	91.0%	$2,018,743	91.1%
United Kingdom	89,600	4.1	89,216	4.0
Canada	28,442	1.3	28,345	1.3
Germany	17,932	0.8	18,230	0.8
Jersey	11,724	0.5	11,870	0.5
Australia	8,260	0.4	8,564	0.4
Luxembourg	7,888	0.4	8,100	0.4
Bermuda	6,730	0.3	6,671	0.3
France	6,416	0.3	6,487	0.3
Belgium	5,963	0.3	6,178	0.3
Netherlands	5,923	0.3	5,938	0.3
Ireland	4,839	0.2	4,981	0.2
Guernsey	2,413	0.1	2,413	0.1
New Zealand	724	0.0	679	0.0
Total	$2,209,325	100.0%	$2,216,415	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$313,325	14.3%	$318,040	14.4%
Healthcare & Pharmaceuticals	207,235	9.4	206,546	9.3
Services: Business	199,133	9.0	201,146	9.1
Beverage, Food, & Tobacco	167,976	7.6	169,873	7.7
Services: Consumer	116,034	5.3	115,840	5.2
Aerospace & Defense	101,816	4.6	102,073	4.6
Investment Vehicles(2)	99,965	4.5	99,731	4.5
Capital Equipment	94,550	4.3	94,689	4.3
Consumer Goods: Non-Durable	89,262	4.0	89,298	4.0
Construction & Building	84,780	3.8	84,476	3.8
Media: Advertising, Printing & Publishing	85,273	3.9	84,453	3.8
Environmental Industries	84,659	3.8	84,385	3.8
FIRE: Finance(1)	70,361	3.2	73,126	3.3
Metals & Mining	65,827	3.0	66,602	3.0
FIRE: Real Estate(1)	57,422	2.6	57,459	2.6
Consumer Goods: Durable	55,672	2.5	55,730	2.5
Wholesale	43,885	2.0	44,886	2.0
Hotel, Gaming, & Leisure	39,898	1.8	40,321	1.8
Chemicals, Plastics, & Rubber	40,739	1.8	39,766	1.8
Telecommunications	38,758	1.8	38,412	1.7
Containers, Packaging, & Glass	27,589	1.2	27,424	1.2
Utilities: Electric	26,488	1.2	26,252	1.2
FIRE: Insurance(1)	26,582	1.2	25,928	1.2
Transportation: Cargo	25,381	1.1	24,748	1.1
Media: Diversified & Production	24,950	1.1	23,537	1.1
Utilities: Water	10,559	0.5	10,719	0.5
Automotive	10,331	0.5	10,098	0.5
Retail	875	0.0	857	0.0
Total	$2,209,325	100.0%	$2,216,415	100.0%

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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II are $100 million. The Company and Amberstone each made an initial capital commitment to SLP II of $50 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of June 30, 2026, the total capital commitments to SLP II were $300 million.

As of June 30, 2026, the Company’s investment in SLP II consisted of subordinated notes of $92.7 million, preferred equity interests of $0.04 million and equity interests of $7.0 million. As of December 31, 2025, the Company’s investment in SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.06 million and equity interests of $7.0 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP II. Since inception, the Company has sold $682.7 million of its investments to SLP II. For the three and six months ended June 30, 2026, the Company has sold $267.7 million and $534.0 million of its investments to SLP II, respectively. The Company purchased no investments from SLP II during the three and six months ended June 30, 2026. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

The 2026-1 Notes are scheduled to mature on April 21, 2038 and are included in SLP II's Consolidated Financial Statements. Additionally, SLP II holds $75.3 million in membership interests in the 2026-1 Issuer ("2026-1 Membership Interests"). 100% of the 2026-1 Membership Interests are retained by SLP II and eliminated in consolidation on SLP II's Consolidated Financial Statements. Below is a table summary of the 2026-1 Notes as of June 30, 2026:

				Interest rate at
2026-1 Debt	Principal Amount	Spread above Index		June 30, 2026
Class A-1 Notes	$232,000	1.42	% + 3 Month SOFR	5.10%
Class A-2 Notes	16,000	1.60	% + 3 Month SOFR	5.28%
Class B Notes	30,000	1.70	% + 3 Month SOFR	5.38%
Class C Notes	28,000	2.00	% + 3 Month SOFR	5.68%
Class D Notes	22,000	3.00	% + 3 Month SOFR	6.68%
Total 2026-1 Notes	$328,000

On May 8, 2026, SLP II, through SLP 2 MM CLO WH 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SLP II, entered into a $250.0 million senior secured revolving credit facility with Société Générale that bears interest at SOFR plus 170 basis points through November 8, 2027 and SOFR plus 185 basis points thereafter, subject to leverage and borrowing base restrictions (the “MM CLO WH 2 Credit Facility”). The maturity date of the MM CLO WH 2 Credit Facility is May 8, 2034.

Below is a summary of SLP II’s portfolio at fair value:

	As of	As of
	June 30, 2026	December 31, 2025
Total investments	$662,445	$141,011
Weighted average yield on investments	9.1%	9.2%
Number of borrowers in SLP II	78	27
Largest portfolio company investment	$16,058	$9,975
Total of five largest portfolio company investments	$71,694	$34,742
Unfunded commitments	$762	$—

Below is a listing of SLP II’s individual investments as of June 30, 2026:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of June 30, 2026

					Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
U.S. Dollars
Aerospace & Defense
ATS(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	7/12/2029	$14,146	14,101	14,145
BTX Precision(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	7/25/2030	$4,925	4,925	4,925
BTX Precision(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	7/25/2030	$2,388	2,388	2,388
BTX Precision(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.68%	7/25/2030	$4,187	4,187	4,187
Heads Up Technologies, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	7/23/2030	$13,935	13,905	13,935
Saturn Purchaser Corp.(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.85%	8.52%	7/22/2030	$6,887	6,887	6,887
Aerospace & Defense Total								$46,393	$46,467	498.1%

Automotive
Chilton(3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	2/5/2031	$4,938	4,908	4,839
Intoxalock(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.10%	8.74%	11/1/2028	$4,974	4,974	4,974
Automotive Total								$9,882	$9,813	105.2%

Beverage, Food & Tobacco
AgroFresh Solutions(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.24%	4/1/2030	$4,972	4,972	4,910
INW Manufacturing, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	1/23/2031	$10,041	9,944	9,890
Shennong Buyer, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	5/6/2033	$14,000	13,929	13,929
Beverage, Food & Tobacco Total								$28,845	$28,729	308.0%

Capital Equipment
AeriTek Global CAD Acquisition Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	8/27/2030	$11,599	11,431	11,425
Engineered Products Co., LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.13%	8/12/2031	$4,754	4,708	4,754
Ergotron Acquisition LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	7/6/2028	$7,303	7,303	7,303
EXT Acquisitions, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.93%	12/19/2031	$5,985	5,955	5,955
Capital Equipment Total								$29,397	$29,437	315.5%

Construction & Building
AGS American Glass Services Acquisition, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	7/24/2031	$6,376	6,348	6,344
G702 Buyer, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.42%	7/2/2031	$6,716	6,617	6,716
TL Sapphire Parent, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.66%	1/24/2033	$6,983	6,948	6,913
Zeus Fire & Security(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	12/11/2030	$4,063	4,063	4,063
Zeus Fire & Security(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.65%	12/11/2030	$6,965	6,948	6,965
Construction & Building Total								$30,924	$31,001	332.3%

Consumer goods: Durable
New Milani Group LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.39%	6/26/2031	$11,952	11,919	11,952
Consumer goods: Durable Total								$11,919	$11,952	128.1%

Consumer Goods: Non-Durable
Hempz(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	10/25/2029	$6,903	6,842	6,799
Orchard Park BidCo, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	4/21/2033	$7,000	6,964	6,964
Phlur LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.91%	5/3/2032	$7,000	6,965	6,965
RoC Skincare(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	2/21/2031	$6,964	6,964	6,964
Summer Fridays, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/16/2031	$16,221	16,035	16,058
WU Holdco, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/15/2032	$12,270	12,270	12,270
Consumer Goods: Non-Durable Total								$56,040	$56,020	600.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	12/31/2030	$5,708	5,708	5,708
Precision Concepts Parent Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$2,487	2,463	2,463
Precision Concepts Parent Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$3,980	3,941	3,940
Containers, Packaging & Glass Total								$12,112	$12,111	129.8%

FIRE: Finance
PMA(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	1/31/2031	$11,488	11,432	11,488
Wealth Enhancement Group (WEG)(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.25%	7.94%	10/2/2028	$4,456	4,456	4,456
FIRE: Finance Total								$15,888	$15,944	170.9%

FIRE: Insurance
Simplicity(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	12/31/2031	$11,952	11,952	11,952
FIRE: Insurance Total								$11,952	$11,952	128.1%

					Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
U.S. Dollars
Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/20/2030	$6,965	6,932	6,965
AEG Vision(3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.90%	9.63%	3/27/2027	$4,925	4,925	4,925
AEG Vision(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$6,982	6,982	6,982
AOM Infusion(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	3/19/2032	$12,685	12,632	12,685
Beacon Specialized Living(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	3/27/2028	$4,239	4,239	4,239
CRH Healthcare Purchaser, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.99%	9/17/2031	$12,118	12,084	12,057
EHE Health(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	8/7/2030	$9,912	9,825	9,813
Lightspeed Buyer, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	2/6/2032	$7,000	6,948	6,930
Odyssey Behavioral Health(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/21/2031	$9,409	9,359	9,409
Pharmacy Partners(4)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.17%	2/28/2029	$6,964	6,964	6,930
Psychiatric Medical Care LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	7/1/2032	$4,975	4,915	4,913
Red Nucleus(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.08%	10/17/2031	$6,927	6,875	6,893
RedMed Operations (Collage Rehabilitation)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	2/28/2031	$13,628	13,567	13,627
Vatica Health, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	7.98%	10/29/2032	$9,866	9,769	9,866
Healthcare & Pharmaceuticals Total								$116,016	$116,234	1245.9%

High Tech Industries
Appriss(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	3/10/2031	$12,350	12,338	12,350
G-3 Frax Acquisition LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.66%	1/30/2032	$7,000	6,940	6,878
Harbor IT, LLC(4)	First Lien Senior Secured Loan	SOFR	1.25%	5.00%	8.64%	3/13/2031	$6,987	6,952	6,917
ORBCOMM Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	4/27/2032	$7,000	6,948	6,948
PayRange(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	10/31/2030	$2,098	2,098	2,098
PayRange(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	10/31/2030	$6,982	6,982	6,982
Pricelabs Revenue Inc.(4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.48%	3/17/2033	$6,983	6,930	6,913
SensorTower(4)	First Lien Senior Secured Loan	SOFR	2.00%	7.50%	11.17%	3/15/2029	$4,168	4,168	4,168
High Tech Industries Total								$53,356	$53,254	570.8%

Hotel, Gaming & Leisure
Awayday(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/6/2032	$11,948	11,898	11,948
City BBQ(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	9/4/2030	$9,825	9,787	9,726
Pyramid Global Hospitality(4)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	8.92%	1/19/2028	$6,963	6,963	6,963
Hotel, Gaming & Leisure Total								$28,648	$28,637	307.0%

Media: Diversified & Production
Owl Acquisition, LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	4/17/2032	$6,952	6,883	6,640
Media: Diversified & Production Total								$6,883	$6,640	71.2%

Metals & Mining
Elevation NewCo, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.48%	8/1/2031	$6,979	6,912	6,979
Lindstrom, LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.24%	12/30/2032	$10,973	10,851	10,918
Metals & Mining Total								$17,763	$17,897	191.8%

Services: Business
ACAMS(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/30/2031	$6,983	6,914	6,948
Allbridge(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	6/5/2030	$4,900	4,900	4,900
Alogent Holdings, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	1/21/2032	$6,983	6,914	6,843
AMI(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	10/17/2031	$12,338	12,308	12,338
BLI Buyer, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	10/31/2031	$9,605	9,559	9,557
Discovery Senior Living(4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	3/18/2030	$2,637	2,637	2,620
Discovery Senior Living(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	3/18/2030	$3,731	3,731	3,712
DSN (Dealer Services Network)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.19%	2/9/2027	$4,925	4,925	4,925
E-Tech Group(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	4/9/2030	$3,449	3,408	3,432
Easy Ice(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.40%	9.06%	10/30/2030	$7,313	7,255	7,313
Electronic Merchant Systems(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.15%	8/1/2030	$6,925	6,925	6,925
Electronic Merchant Systems(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.14%	8/1/2030	$3,242	3,242	3,242
HLSG Intermediate, LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.37%	2/2/2033	$6,983	6,931	6,913
PRGX(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.19%	12/20/2030	$12,157	11,940	11,884
Pure Wafer(4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	8.99%	11/12/2030	$2,293	2,293	2,293
Pure Wafer(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	11/12/2030	$7,053	7,053	7,053
Services: Business Total								$100,935	$100,898	1081.6%

Services: Consumer
CorePower Yoga, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	4/30/2031	$12,325	12,305	12,325
Monarch Collective Holdings, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	3/17/2032	$6,983	6,948	6,913
Spotless Brands(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.17%	7/25/2028	$4,987	4,987	4,987
Vasa Fitness Buyer, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.35%	9.99%	8/15/2030	$12,350	12,213	12,227
Services: Consumer Total								$36,453	$36,452	390.7%

					Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
U.S. Dollars
Transportation: Cargo
ICAT Logistics, Inc.(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.89%	3/1/2029	$6,467	6,374	6,403
Transportation: Cargo Total								$6,374	$6,403	68.6%

Utilities: Electric
KAMC Holdings, Inc.(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.91%	8/1/2031	$11,971	11,816	11,762
Utilities: Electric Total								$11,816	$11,762	126.1%

Utilities: Water
Vessco Water(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.14%	7/24/2031	$7,000	7,000	7,000
Utilities: Water Total								$7,000	$7,000	75.0%

Wholesale
Chex Finer Foods, LLC(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.40%	6/6/2031	$9,925	9,873	9,925
Fifty U.S. Bidco Inc(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/1/2031	$6,952	6,922	6,952
SureWerx(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	12/28/2029	$6,965	6,932	6,965
Wholesale Total								$23,727	$23,842	255.7%

Investments Total								$662,323	$662,445	7100.9%

Cash Equivalents
Fidelity Investments Money Market Government Portfolio - Class I	Cash Equivalents	—		—	3.52%	—		33,012	33,012
Cash Equivalents Total								$33,012	$33,012	353.9%
Investments and Cash Equivalents Total								$695,335	$695,457	7454.8%

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of June 30, 2026. Certain investments are subject to an interest rate floor. Investments or a portion thereof may provide for PIK.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3.These investments are not pledged as collateral under the 2026-1 Notes (as defined below) or the MM CLO WH 2 Credit Facility (as defined below). Any other investments listed above are pledged as collateral to the 2026-1 Notes and/or the MM CLO WH 2 Credit Facility.

4. Security valued using unobservable inputs (Level 3).

5. Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan.

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

1. The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear PIK. For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor.

2. The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.

3. Percentages are based on the SLP II's Members' Equity of $9,532 as of December 31, 2025.

4. Tick mark not used.

5. Tick mark not used.

6. Tick mark not used.

7. Tick mark not used.

8. Assets or a portion thereof are pledged as collateral for the MM CLO WH 1 Credit Facility.

9. Tick mark not used.

10. Tick mark not used.

11. Tick mark not used.

12. Tick mark not used.

13. Tick mark not used.

14. Tick mark not used.

15. Tick mark not used.

16. Tick mark not used.

17. Security valued using unobservable inputs (Level 3).

18. Loan includes interest rate floor of 1.00%.

19. Loan includes interest rate floor of 0.75%.

20. Tick mark not used.

21. Tick mark not used.

22. Loan includes interest rate floor of 2.00%.

23. Tick mark not used.

24. Tick mark not used.

25. Tick mark not used.

26. Tick mark not used.

Below is the financial information for SLP II:

Selected Balance Sheet Information

	As of	As of
	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value (cost basis of $662,323 and 140,534, respectively)	$662,445	$141,011
Cash and cash equivalents	31,659	5,702
Prepaid expenses	4,613	4,514
Deferred financing costs (net of accumulated amortization of $182 and $79, respectively)	2,526	321
Interest receivable on investments	2,845	788
Total assets	$704,088	$152,336

LIABILITIES
Subordinated notes payable to members	$185,490	$40,490
Interest payable on subordinated notes payable to members	2,824	1,035
Interest payable on debt	5,652	1,701
Payable for investments purchased	65,294	—
Debt	433,000	98,323
Dividend payable	1,418	667
Accounts payable and accrued expenses	1,081	588
Total liabilities	$694,759	$142,804

MEMBERS' EQUITY
Members’ equity	9,329	9,532
Total members' equity	9,329	9,532
Total liabilities and members’ equity	$704,088	$152,336

Selected Statement of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
Interest income	$10,404	$1,984	$14,107	$1,984
Total investment income	10,404	1,984	14,107	1,984

Expenses
Interest and debt financing expenses	5,098	975	6,965	996
Interest expense on subordinated notes payable to members	2,826	645	4,178	673
Professional fees and other expenses	924	256	1,395	274
Total expenses	8,848	1,876	12,538	1,943
Net investment income (loss)	1,556	108	1,569	41

Net realized and unrealized gains
Net realized gain on investments	47	27	52	28
Net change in unrealized appreciation on investments	(440)	320	(355)	525
Total net gain	(393)	347	(303)	553
Net increase in members' equity from operations	$1,163	$455	$1,266	$594

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value	Total
Investments:
First Lien Senior Secured Loan	$—	$62,368	$1,817,272	$—	$1,879,640
Second Lien Senior Secured Loan	—	—	18,843	—	18,843
Subordinated Debt	—	—	129,222	—	129,222
Preferred Equity	—	—	49,351	—	49,351
Equity Interest	—	—	38,932	—	38,932
Warrants	—	—	696	—	696
Subordinated Note Investment Vehicles (1)	—	—	92,740	—	92,740
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	41	41
Equity Interest in Investment Vehicles (1)	—	—	—	6,950	6,950
Total Investments	$—	$62,368	$2,147,056	$6,991	$2,216,415
Cash equivalents	$68,388	$—	$—	$—	$68,388
Forward currency exchange contracts (asset)	$—	$1,512	$—	$—	$1,512
Interest rate swap	$—	$(4,209)	$—	$—	$(4,209)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2026:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2026	$1,396,254	$18,749	$103,961	$24,362	$37,894	$1,233	$20,240	$1,602,693
Purchases of investments and other adjustments to cost	1,070,229	—	26,550	23,977	2,646	—	72,500	1,195,902
Paid-in-kind interest income	2,019	—	6,494	998	—	—	—	9,511
Net accretion of discounts (amortization of premiums)	2,089	9	151	(2)	—	—	—	2,247
Principal repayments and sales of investments	(644,632)	—	(6,714)	—	(2,608)	—	—	(653,954)
Net change in unrealized appreciation on investments	(4,551)	85	(1,703)	16	(356)	(537)	—	(7,046)
Net realized gain (loss) on investments	(4,136)	—	483	—	1,356	—	—	(2,297)
Balance as of June 30, 2026	$1,817,272	$18,843	$129,222	$49,351	$38,932	$696	$92,740	$2,147,056
Change in unrealized appreciation attributable to investments still held at June 30, 2026	$(8,054)	$85	$(1,098)	$15	$309	$(537)	$—	$(9,280)

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2026, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2026 were as follows:

	As of June 30, 2026
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs(3)					Weighted Average (2)
First Lien Senior Secured Loan	$1,394,366	Discounted Cash Flows	Comparative Yield	6.3%		—	16.8%		10.4%
First Lien Senior Secured Loan	25,005	Comparable Company Multiple	EBITDA Multiple	11.0	x	—	12.0	x	11.8	x
Second Lien Senior Secured Loan	18,843	Discounted Cash Flows	Comparative Yield			—			12.8%
Subordinated Note Investment Vehicles	92,740	Collateral Coverage	Recovery Rate			—			100.0%
Subordinated Debt	102,503	Discounted Cash Flows	Comparative Yield	13.2%		—	18.9%		16.9%
Equity Interest	608	Comparable Company Multiple	Book Value Multiple			—			1.3	x
Equity Interest	36,642	Comparable Company Multiple	EBITDA Multiple	5.3	x	—	23.0	x	12.1	x
Equity Interest	1,035	Comparable Company Multiple	Revenue Multiple			—			7.8	x
Preferred equity	23,937	Comparable Company Multiple	EBITDA Multiple	8.0	x	—	15.0	x	10.1	x
Preferred equity	685	Comparable Company Multiple	Revenue Multiple	4.5	x	—	7.8	x	6.8	x
Preferred equity	9,334	Comparable Company Multiple	Book Value Multiple			—			1.3	x
Preferred Equity	4,918	Discounted Cash Flows	Discount Rate			—			13.0%
Preferred Equity	5,273	Discounted Cash Flows	Comparative Yield			—			13.6%
Warrants	696	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$1,716,585

(1)
Included within the Level 3 assets of $2,147,056 is an amount of $430,471 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2026. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2026	December 31, 2025
GS Revolving Credit Facility	3	$184,250	$180,669
JPM Revolving Credit Facility	3	221,837	217,053
SMBC Revolving Credit Facility	3	565,000	120,000
2025 Senior Notes, Tranche A	2	107,880	110,909
2025 Senior Notes, Tranche B	2	161,175	166,453
Total Debt		$1,240,142	$795,084

Note 5. Related Party Transactions

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

For the three months ended June 30, 2026 and 2025, the management fee was $4.3 million and $2.1 million, respectively. For the three months ended June 30, 2026 and 2025, there were no management fees contractually or voluntarily waived. For the six months ended June 30, 2026 and 2025, the management fee was $7.9 million and $3.7 million, respectively. For the six months ended June 30, 2026 and 2025, there were no management fees contractually or voluntarily waived.

As of June 30, 2026 and December 31, 2025, $4.3 million and $3.0 million remained payable related to the Base Management Fee accrued in Base Management Fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

The Income Fee in respect of any calendar quarter is subject to a cap (the “Incentive Fee Cap”) equal to 15% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate Income Fees paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is less than the amount of Income Fees that would otherwise be payable, the Income Fee shall be reduced to an amount equal to the Incentive Fee Cap.

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

For the three months ended June 30, 2026 and 2025, the Company incurred $5.1 million and $2.7 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations. There were no voluntary waivers related to incentive fee during the three months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026 and 2025, the Company incurred $9.2 million and $4.4 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations. There were no voluntary waivers related to incentive fee during the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, there was $5.1 million and $3.7 million related to Income Fees payable, respectively, which are included in incentive fee payable on income on the Consolidated Statements of Assets and Liabilities.

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

U.S. GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

For the three months ended June 30, 2026, the Company reversed $(0.3) million of previously accrued GAAP incentive fees on capital gains, which is included in Incentive fee (reversal) on capital gains on the Consolidated Statements of Operations. For the three months ended June 30, 2025, there was no Incentive fee (reversal) on capital gains.

For the six months ended June 30, 2026, the Company reversed $(1.3) million of previously accrued GAAP incentive fees on capital gains, which is included in Incentive fee (reversal) on capital gains on the Consolidated Statements of Operations. For the six months ended June 30, 2025, there was no Incentive fee (reversal) on capital gains.

As of June 30, 2026 and December 31, 2025, there were $0.4 million and $1.8 million of accrued Capital Gains Fees, respectively which are included in Accrued capital gains incentive fee on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, accrued Capital Gains Fees includes $0.0 million and $0.1 million of incentive fees which are payable under the Investment Advisory Agreement. Additionally, accrued Capital Gains Fees includes $0.4 million and $1.7 million of accrued GAAP incentive fee as of June 30, 2026 and December 31, 2025, respectively.

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

The Company incurred expenses related to the Administrator of $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, respectively, there were $0.2 million and $0.3 million related to the Administrator that were payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.

The Company incurred $0.2 million and $0.1 million expenses related to the sub-administrator for the three months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred $0.5 million and $0.2 million expenses related to the sub-administrator for the six months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Bain Capital Credit, LP (“Bain Capital Credit”), pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit’s investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

Co-investments

The Company invests alongside its affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on December 23, 2025 (the “Order”). Under the terms of the Order, a majority of the Independent Trustees must reach certain conclusions in connection with certain of the co-investment transactions permitted under the Order (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company's then-current investment objectives and strategies. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

As of June 30, 2026 and December 31, 2025, the Advisor and/or its affiliate held 3,988,208 and 3,988,208 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the six months ended June 30, 2026, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2026	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
BCC CPK Investments 2, LP Equity Interest (1)	$7,399	$—	$—	$—	$—	$7,399	$—	$—
CPK IPCO Buyer LLC Subordinated Debt	12,026	14	(122)	(14)	2	11,906	751	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	143	—	—	6	—	149	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	7,638	1,450	—	246	—	9,334	300	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	459	—	459	—	—
Abracon TopCo, LLC Equity Interest (1)	—	1,726	—	641	—	2,367	—	—
Abracon Borrower, LLC First Lien Senior Secured Loan - Revolver	—	23	—	—	—	23	—	—
Abracon Borrower, LLC First Lien Senior Secured Loan	—	5,535	(133)	—	—	5,402	33	—
Total Non-Controlled/Affiliate Investment	$27,206	$8,748	$(255)	$1,338	$2	$37,039	$1,084	$—
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	20,240	72,500	—	—	—	92,740	2,088	—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	6,978	315	—	(343)	—	6,950	758	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	87	—	—	(46)	—	41	268	—
Total Controlled Affiliate Investment	$27,305	$72,815	$—	$(389)	$—	$99,731	$3,114	$—
Total	$54,511	$81,563	$(255)	$949	$2	$136,770	$4,198	$—

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

For the three months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.1 million of Managing Dealer Fee, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.1 million of Managing Dealer Fee, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s NAV. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Advisor has waived its right to receive such payment for the applicable month.

The following table presents a summary of all expenses supported and recouped by the Advisor as of June 30, 2026.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$1,848	$146	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
October 31, 2025	121	—	121	October 31, 2028	8.68%	1.15%
	$4,564	$1,848	$2,716

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$627	$1,367	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
October 31, 2025	121	—	121	October 31, 2028	8.68%	1.15%
	$4,564	$627	$3,937

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The Company's sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022; previously the threshold was 200%. As of June 30, 2026, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 191.2%. As of December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 216.9%.

The Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$250,000	$184,250	$184,250	$200,000	$180,669	$180,669
JPM Revolving Credit Facility	400,000	221,837	221,837	250,000	217,053	217,053
SMBC Revolving Credit Facility	675,000	565,000	565,000	575,000	120,000	120,000
2025 Senior Notes, Tranche A	110,000	110,000	107,642	110,000	110,000	109,104
2025 Senior Notes, Tranche B	165,000	165,000	160,626	165,000	165,000	163,505
Total Debt	$1,600,000	$1,246,087	$1,239,355	$1,300,000	$792,722	$790,331

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs and adjusted for the change in value of the hedged item.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2026 and year ended December 31, 2025 was 5.9% and 6.4%, respectively.

The combined weighted average borrowings outstanding for the six months ended June 30, 2026 and year ended December 31, 2025 were $1,063.7 million and $540.8 million, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

Payments Due by Period
	Less than			More than
Total	1 year	1 — 3 years	3 — 5 years	5 years

GS Revolving Credit Facility	$184,250	$—	$—	$184,250	$—
JPM Revolving Credit Facility	221,837	—	—	221,837	—
SMBC Revolving Credit Facility	565,000	—	—	565,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$1,246,087	$—	$110,000	$1,136,087	$—

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

On May 21, 2026, the BCPC I Borrower entered into a new commitment request among BCPC I Borrower and Goldman Sachs, as administrative agent and lender, pursuant to the GS Revolving Credit Facility. The new commitment request provides for an increase in the aggregate commitments of the lenders under the GS Revolving Credit Facility from $200,000,000 to $250,000,000 through the accordion feature in the GS Revolving Credit Facility.

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

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$2,306	$2,993
Unused facility fee	74	16
Amortization of deferred financing costs and upfront commitment fees	117	107
Total interest and debt financing expenses	$2,497	$3,116

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$4,923	$6,269
Unused facility fee	94	33
Amortization of deferred financing costs and upfront commitment fees	222	213
Total interest and debt financing expenses	$5,239	$6,515

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

On June 30, 2026, the BCPC II Borrower entered into the second amendment (the "JPM Second Amendment") to the JPM Revolving Credit Facility, by and among the BCPC II Borrower, as borrower, the Company, as servicer and as parent, the lenders from time to time party thereto, JPMorgan, as administrative agent, and Deutsche Bank National Trust Company, as collateral agent, as collateral administrator, and as securities intermediary.

The JPM Second Amendment provides for, among other things, (i) an increase in the maximum facility amount from $250,000,000 to $400,000,000, (ii) a decrease in the applicable margin for advances from 2.25% per annum to 2.10% per annum, (iii) an extension of the Reinvestment Period end date from August 21, 2027 to August 21, 2028, (iv) an extension of the Scheduled Termination Date from August 21, 2029 to August 21, 2030, and (v) the payment of certain fees as agreed between the Company and JPMorgan.

The period during which the BCPC II Borrower may make borrowings under the JPM Revolving Credit Facility expires on August 21, 2028, and the JPM Revolving Credit Facility will mature and all amounts outstanding must be repaid by August 21, 2030.

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

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,269	$2,949
Unused facility fee	46	96
Amortization of deferred financing costs and upfront commitment fees	125	125
Total interest and debt financing expenses	$3,440	$3,170

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$6,507	$4,983
Unused facility fee	84	254
Amortization of deferred financing costs and upfront commitment fees	249	250
Total interest and debt financing expenses	$6,840	$5,487

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

On June 30, 2026, the Company entered into a commitment increase supplement (the “SMBC Commitment Increase Supplement”), among the Company and Sumitomo Mitsui Banking Corporation, as increasing lender and administrative agent, pursuant to Section 2.08(e) of the SMBC Revolving Credit Facility among the Company, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks party thereto. The SMBC Commitment Increase Supplement provides for, among other things, an increase in the Multicurrency Commitment of Sumitomo Mitsui Banking Corporation under the SMBC Revolving Credit Facility from $75,000,000 to $100,000,000, resulting in an increase in total commitments from $650,000,000 to $675,000,000.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$7,856	$1,461
Unused facility fee	108	296
Amortization of deferred financing costs and upfront commitment fees	249	187
Total interest and debt financing expenses	$8,213	$1,944

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$11,565	$2,767
Unused facility fee	455	515
Amortization of deferred financing costs and upfront commitment fees	489	351
Total interest and debt financing expenses	$12,509	$3,633

See Note 11. "Subsequent Events" for a subsequent event related to the SMBC Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the Tranche A Notes were as follows:

	As of	As of
	June 30, 2026	December 31, 2025
Principal amount of debt	$110,000	$110,000
Unamortized debt financing cost	(955)	(1,151)
Effective interest rate swap hedge	(1,403)	255
Carrying value of Series 2025 Senior Notes, Tranche A	$107,642	$109,104

For the three and six months ended June 30, 2026 and 2025, the components of interest expense related to the Tranche A Notes were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$1,645	$—
Amortization of deferred financing costs and upfront commitment fees	99	—
Interest Rate Swaps	68	—
Hedged Items	9	—
Total interest and debt financing expenses	$1,821	$—

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,273	$—
Amortization of deferred financing costs and upfront commitment fees	196	—
Interest Rate Swaps	133	—
Hedged Items	(21)	—
Total interest and debt financing expenses	$3,581	$—

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the Tranche B Notes were as follows:

	As of	As of
	June 30, 2026	December 31, 2025
Principal amount of debt	$165,000	$165,000
Unamortized debt financing cost	(1,573)	(1,750)
Effective interest rate swap hedge	(2,801)	255
Carrying value of Series 2025 Senior Notes, Tranche B	$160,626	$163,505

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the Tranche B Notes were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$2,606	$—
Amortization of deferred financing costs and upfront commitment fees	89	—
Interest Rate Swaps	73	—
Hedged Items	4	—
Total interest and debt financing expenses	$2,772	$—

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the Tranche B Notes were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$5,184	$—
Amortization of deferred financing costs and upfront commitment fees	177	—
Interest Rate Swaps	140	—
Hedged Items	(37)	—
Total interest and debt financing expenses	$5,464	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of June 30, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract. The Company had collateral on derivatives of $9.4 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively. Collateral amounts posted with derivative counterparties are included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Collateral received from counterparties is included in collateral payable on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2026, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $99.7 million and $97.3 million, respectively. For the three and six months ended June 30, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $44.3 million and $38.0 million, respectively. The Company presents forward currency exchange contracts on a net basis by counterparty on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2026, the Company’s average notional exposure for interest rate swaps was $275.0 million. The Company had no exposure to interest rate swaps for the three and six months ended June 30, 2025.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2026:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency exchange contracts	$1,013	$(148)	$865	$—	$865
BNP Paribas	Unrealized appreciation on forward currency exchange contracts	$371	$—	$371	$—	$371
Wells Fargo	Unrealized appreciation on forward currency exchange contracts	$300	$(24)	$276	$—	$276
BNP Paribas	Interest rate swap	$—	$(4,209)	$(4,209)	$4,209	$—

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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended June 30, 2026 and 2025, was as follows:

	For the Three Months Ended June 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(527)	$—
Net change in unrealized appreciation on forward currency exchange contracts	594	(3,548)
Total net realized and unrealized gain on forward currency exchange contracts	$67	$(3,548)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(0.3) million and $3.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.1 million and $(3.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $(0.2) million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the six months ended June 30, 2026 and 2025, was as follows:

	For the Six Months Ended June 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(2,176)	$746
Net change in unrealized appreciation on forward currency exchange contracts	4,293	(5,323)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$2,117	$(4,577)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(1.0) million and $4.8 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.1 million and $(4.6) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $1.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended June 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$141	$—	Interest and debt financing expenses
Hedged items	13	—	Interest and debt financing expenses

	For the Six Months Ended June 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$273	$—	Interest and debt financing expenses
Hedged items	(58)	—	Interest and debt financing expenses

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	5,360,378	$138,734
Repurchase of Common Shares	(498,953)	(12,849)
Early repurchase deduction	2,675	69
Distributions reinvested	94,692	2,449
Net increase	4,958,792	$128,403

There were no Class S or Class D shares outstanding during the three months ended June 30, 2026.

The following table presents transactions in Common Shares during the three months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	7,158,770	$183,885
Repurchase of Common Shares	(47,427)	(1,220)
Early repurchase deduction	—	—
Distributions reinvested	65,820	1,690
Net increase	7,177,163	$184,355

There were no Class S or Class D shares outstanding during the three months ended June 30, 2025.

The following table presents transactions in Common Shares during the six months ended June 30, 2026:

	For the Six Months Ended June 30, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	8,962,539	$232,233
Repurchase of Common Shares	(859,458)	(22,159)
Early repurchase deduction	2,675	69
Distributions reinvested	127,831	3,308
Net increase	8,233,587	$213,451

There were no Class S or Class D shares outstanding during the six months ended June 30, 2026.

The following table presents transactions in Common Shares during the six months ended June 30, 2025:

	For the Six Months Ended June 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	10,982,284	$281,786
Repurchase of Common Shares	(65,827)	(1,693)
Early repurchase deduction	—	—
Distributions reinvested	143,876	3,689
Net increase	11,060,333	$283,782

There were no Class S or Class D shares outstanding during the six months ended June 30, 2025.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the six months ended June 30, 2026 and 2025.

NAV Per Share
For the Months Ended	Class I
January 31, 2026	$25.97
February 28, 2026	25.88
March 31, 2026	25.83
April 30, 2026	25.87
May 31, 2026	25.90
June 30, 2026	25.89

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69
April 30, 2025	25.67
May 31, 2025	25.69
June 30, 2025	25.73

There were no Class S or Class D shares outstanding during the six months ended June 30, 2026 and 2025.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the six months ended June 30, 2026 and 2025:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 27, 2026	January 30, 2026	February 27, 2026	0.1875	7,099
February 27, 2026	February 27, 2026	March 31, 2026	0.1875	7,226
March 31, 2026	March 31, 2026	April 30, 2026	0.2175	8,578
April 29, 2026	April 30, 2026	May 29, 2026	0.1875	7,531
May 29, 2026	May 29, 2026	June 30, 2026	0.1875	7,573
June 24, 2026	June 30, 2026	July 31, 2026	0.2175	9,657
Total distributions declared			$1.1850	$47,664

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
Total distributions declared			$1.1850	$24,739

There were no Class S or Class D shares outstanding during the six months ended June 30, 2026 and 2025.

The distributions declared during the six months ended June 30, 2026 and 2025 were derived from investment company taxable income and net capital gain, if any.

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.

Share Repurchase Program

Subject to the discretion of the Board, we commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to have their shares repurchased at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares submitted for repurchase exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests may be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.

We expect to repurchase shares pursuant to repurchase offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. Shares that are issued pursuant to the Company’s distribution reinvestment plan and submitted for repurchase shall not be subject to the Early Repurchase Deduction. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

The following tables summarize the share repurchases completed during the six months ended June 30, 2026 and 2025:

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2026	5.00%	March 31, 2026	$9,310	360,505	1.01%
June 1, 2026	5.00%	June 30, 2026	$12,780	496,278	1.27%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2025	5.00%	March 31, 2025	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$1,220	47,427	0.27%

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

As of June 30, 2026, the Company had $631.3 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
1375 Mezz LLC - Delayed Draw	2/1/2029	$1,948
1375 Owner LLC - Delayed Draw	2/1/2029	2,293
1375 Owner LLC - Delayed Draw	2/1/2029	435
Abracon Borrower, LLC. - Revolver	6/10/2030	438
ACAMS - Revolver	12/30/2031	4,603
Accelevation LLC - Delayed Draw	1/2/2031	5,854
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	2,460
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	2,305
Advanced Aircrew - Revolver	7/26/2030	600
AEG Vision - Delayed Draw	3/27/2027	3
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	1,695
AgroFresh Solutions - Revolver	4/2/2029	1,278
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	3,976
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	2,147
Allbridge - Revolver	6/5/2030	20
Alldent Holding GmbH - Delayed Draw	11/29/2032	1,208
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	910
Allworth Financial Group, L.P. - Revolver	12/23/2027	176
Alogent Holdings, Inc. - Delayed Draw	1/21/2032	6,484
Alogent Holdings, Inc. - Revolver	1/21/2032	1,853
AMI - Revolver	10/17/2031	2,282
AOM Infusion - Delayed Draw	3/19/2032	1,537
AOM Infusion - Revolver	3/19/2032	2,670
Appriss - Delayed Draw	3/10/2031	6,344
Appriss - Revolver	3/10/2031	5,287
ASP-r-pac Acquisition Co LLC - Revolver	12/31/2030	666
Atlas Bidco Pty Ltd - Delayed Draw	6/20/2033	2,163
Atlas Bidco Pty Ltd - Revolver	6/20/2033	575
ATS - Revolver	7/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	4/16/2032	7
Awayday - Delayed Draw	5/6/2032	2,779
Awayday - Revolver	5/6/2032	3,186
Beacon Specialized Living - Delayed Draw	3/25/2028	3,713
Beacon Specialized Living - Revolver	3/27/2028	597
Blackbird Purchaser, Inc. - Delayed Draw	12/19/2030	1,052
Blackbird Purchaser, Inc. - Revolver	12/19/2029	801
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,659
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	8,497

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	$1,800
BTX Precision - Delayed Draw	7/25/2030	4,902
BTX Precision - Revolver	7/25/2030	2,297
Chase Industries, Inc. - Revolver	11/12/2029	6,535
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	3,469
Chex Finer Foods, LLC - Revolver	6/6/2031	4,375
Chilton - Delayed Draw	2/5/2031	10,277
Chilton - Revolver	2/5/2031	1,991
Choreo - Delayed Draw	2/18/2028	1,041
City BBQ - Delayed Draw	9/4/2030	5,038
City BBQ - Revolver	9/4/2030	2,519
Comet BidCo Limited - Delayed Draw	1/30/2032	1,139
Comet BidCo Limited - Revolver	1/30/2032	2,846
CorePower Yoga, LLC - Delayed Draw	4/30/2031	2,590
CorePower Yoga, LLC - Revolver	4/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	3,297
Cube - Delayed Draw	5/21/2031	20
Cube - Delayed Draw	5/21/2031	1
Discovery Senior Living - Delayed Draw	3/18/2030	734
Discovery Senior Living - Delayed Draw	3/18/2030	14
Discovery Senior Living - Revolver	3/18/2030	924
Duraco - Revolver	6/6/2029	319
Easy Ice - Delayed Draw	10/30/2030	1,979
Easy Ice - Revolver	10/30/2030	1,671
EHE Health - Revolver	8/7/2030	1,783
Electronic Merchant Systems - Revolver	8/1/2030	814
Elevation NewCo, LLC - Delayed Draw	8/1/2031	2,464
Elevation NewCo, LLC - Revolver	8/1/2031	2,787
Engineered Products Co., LLC - Revolver	8/12/2031	725
E-Tech Group - Revolver	4/9/2030	590
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	2,479
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,136
Facts Global Energy - Delayed Draw	12/20/2031	443
Facts Global Energy - Delayed Draw	12/20/2031	147
FBWS Development Mezz LLC - Delayed Draw	3/16/2029	925
FBWS Development Senior LLC - Delayed Draw	3/16/2029	730
FC DOLMANS B.V. - Delayed Draw	3/4/2033	867
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/5/2032	7,273

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/5/2032	$564
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	4,080
Fifty U.S. Bidco Inc - Revolver	8/1/2031	1,531
G-3 Frax Acquisition LLC - Revolver	1/30/2032	4,366
G702 Buyer, Inc. - Revolver	7/2/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,575
Galanthus Group Holdings, Limited - Delayed Draw	6/24/2031	2,782
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,561
Harbor IT, LLC - Delayed Draw	3/13/2031	23,207
Harbor IT, LLC - Revolver	3/13/2031	4,255
Heads Up Technologies, Inc. - Revolver	7/23/2030	3,428
Hellers - Delayed Draw	9/30/2030	85
Hempz - Revolver	10/25/2029	2,353
HLSG Intermediate, LLC - Delayed Draw	2/2/2033	565
HLSG Intermediate, LLC - Revolver	2/2/2033	3,006
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	1,740
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	2,966
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	10,697
ICAT Logistics, Inc. - Revolver	3/1/2029	998
KAMC Holdings, Inc. - Revolver	8/1/2031	2,849
Kids2, LLC - Revolver	4/14/2031	8,328
Lightspeed Buyer, Inc. - Delayed Draw	2/6/2032	9,992
Lightspeed Buyer, Inc. - Revolver	2/6/2032	2,265
Lindstrom, LLC - Revolver	12/30/2032	6,687
LogRhythm, Inc. - Revolver	7/2/2029	476
masLabor - Delayed Draw	4/5/2032	5,344
masLabor - Revolver	4/5/2032	2,673
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/20/2027	15,821
Mecp1 Reno 1, LLC - Delayed Draw	12/18/2028	11,695
Meteor UK Bidco Limited - Revolver	11/14/2031	181
Monarch Collective Holdings, LLC - Delayed Draw	3/17/2032	17,914
Monarch Collective Holdings, LLC - Revolver	3/17/2032	2,884
BCPC LI, LLC - Delayed Draw	10/29/2032	1,830
BCPC LI, LLC - Revolver	10/29/2032	366
Morrow Sodali - Delayed Draw	10/25/2029	7,326
Morrow Sodali - Revolver	10/25/2029	7,421

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Nafinco - Delayed Draw	8/29/2031	$212
New Milani Group LLC - Delayed Draw	6/26/2031	919
New Milani Group LLC - Revolver	6/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	6/29/2029	2,676
ORBCOMM Inc. - Delayed Draw	4/27/2032	4,928
ORBCOMM Inc. - Revolver	4/27/2032	7,475
Orchard Park BidCo, Inc. - Delayed Draw	4/21/2033	13,298
Orchard Park BidCo, Inc. - Revolver	4/21/2033	7,092
Owl Acquisition, LLC - Delayed Draw	4/17/2032	2,722
Owl Acquisition, LLC - Revolver	4/17/2032	5,828
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	2/28/2029	2,160
Phlur LLC - Revolver	5/3/2032	4,624
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	1,035
PMA - Revolver	1/31/2031	1,191
PMA - Revolver	1/31/2031	682
Polar Technology Buyer Ltd - Revolver	2/27/2032	309
Polar Technology Buyer Ltd - Delayed Draw	2/27/2032	2,061
PPT Group - Delayed Draw	2/28/2031	666
PPT Group - Revolver	2/28/2031	311
Precision Concepts Parent Inc. - Revolver	8/2/2032	2,853
PRGX - Delayed Draw	12/20/2030	7,749
Pricelabs Revenue Inc. - Delayed Draw	3/17/2033	11,785
Pricelabs Revenue Inc. - Revolver	3/17/2033	5,893
Psychiatric Medical Care LLC - Revolver	7/1/2032	3,973
Pure Wafer - Revolver	11/12/2030	1,385
QPE Alpha 4 Pty Ltd - Delayed Draw	2/5/2032	175
R1 RCM Inc. - Delayed Draw	11/19/2031	200
Red Nucleus - Delayed Draw	10/17/2031	2,995
Red Nucleus - Revolver	10/17/2031	1,734
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	2,636
RetailNext - Revolver	12/5/2030	83
RoC Skincare - Revolver	2/21/2030	3,815
Saturn Purchaser Corp. - Revolver	7/22/2030	996
SauceCo HoldCo, LLC - Revolver	5/13/2030	2,398
SensorTower - Revolver	3/15/2029	526
Shennong Buyer, Inc. - Revolver	5/6/2033	4,576
Simplicity - Delayed Draw	12/31/2031	330
Simplicity - Revolver	12/31/2031	2,532
Solairus - Delayed Draw	7/22/2030	4,004

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Sports Operating Holdings II, LLC - Delayed Draw	6/30/2032	$7,220
Sports Operating Holdings II, LLC - Revolver	6/30/2032	10,830
Spotless Brands - Delayed Draw	7/25/2028	5,906
STAX Engineering, LLC - Delayed Draw	6/20/2033	17,858
STAX Engineering, LLC - Revolver	6/20/2033	8,405
Substantial Holdco Limited - Delayed Draw	4/20/2030	5,937
Summer Fridays, LLC - Revolver	5/16/2031	2,579
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	400
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	9,018
TL Sapphire Parent, Inc. - Delayed Draw	1/24/2033	1,433
TL Sapphire Parent, Inc. - Revolver	1/24/2033	5,731
Varo ESI Buyer, LLC - Revolver	5/10/2032	2,591
Vasa Fitness, LLC - Delayed Draw	8/14/2030	2
Vasa Fitness, LLC - Revolver	8/15/2030	1,053
Vatica Health, Inc. - Revolver	10/29/2032	1,824
Vessco Water - Delayed Draw	7/24/2031	99
Vessco Water - Delayed Draw	7/24/2031	5,870
Vessco Water - Revolver	7/24/2031	1,891
Wasabi Technologies LLC - Delayed Draw	4/8/2031	14,325
Wasabi Technologies LLC - Revolver	4/8/2031	2,076
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	293
Wealth Enhancement Group, LLC - Delayed Draw	10/2/2028	7,199
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/20/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/20/2032	3,600
WU Holdco, Inc. - Delayed Draw	4/19/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	1,099
Zeus Fire & Security - Delayed Draw	12/11/2030	2,532
Zeus Fire & Security - Revolver	12/11/2030	1,064
Total		$631,320

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2026.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
	Class I
Per share data:
Net asset value at beginning of period	$25.98	$25.62
Net investment income (1)	1.33	1.22
Net unrealized and realized gains (losses) (1)(2)(7)	(0.23)	0.08
Net increase in net assets resulting from operations (1)(8)	1.10	1.30
Distribution declared (3)	(1.19)	(1.19)
Net asset value at end of period	$25.89	$25.73

Total return (4)	4.30%	5.16%
Shares outstanding, end of period	43,905,147	25,049,292
Weighted average shares outstanding	40,092,236	20,640,149

Ratios/Supplemental data:
Net assets at end of period	$1,136,864	$644,500
Ratio of net investment income to average net assets (5)(9)	11.27%	10.65%
Ratio of net expenses to average net assets (5)(9)	9.74%	9.34%
Portfolio turnover (6)	34.94%	19.50%

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
(9)
For the six months ended June 30, 2026 and 2025, amounts are annualized except for income taxes, organization costs, incentive fee and expense support received from and recouped by the Advisor. For the six months ended June 30, 2026 and 2025, the total operating expenses to average net assets were 9.74% and 9.34% for Class I, respectively prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through August 13, 2026, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of June 30, 2026, except as discussed below.

Distribution Declaration

On July 24, 2026, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about August 31, 2026 to shareholders of record as of July 31, 2026.

Share Repurchase and Subscriptions

On July 1, 2026, the Company received $913,000 of subscriptions and issued 35,260 new shares. On August 1, 2026, the Company received $10,263,452 of subscriptions, the shares for which are expected to be issued in accordance with the Company’s subscription procedures.

On August 3, 2026, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of June 30, 2026 that will close on August 31, 2026.

Credit Facility Upsize

On July 14, 2026, the Company entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the “Fourth Amendment”), which amends the SMBC Revolving Credit Facility. The Fourth Amendment provides for, among other things, (i) an increase of the total facility amount from $675,000,000 to $750,000,000 and (ii) an increase of the “accordion” provision of the SMBC Revolving Credit Facility that allows the Company, under certain circumstances, to increase the term and revolving commitments under the SMBC Revolving Credit Facility from a maximum size of $800,000,000 to $1,000,000,000

On August 5, 2026, the Company entered into a commitment increase supplement to the SMBC Revolving Credit Facility that provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $750,000,000 to $850,000,000.

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

The value at which our new Common Shares may be offered, or our Common Shares may be repurchased, will be equal to our monthly NAV per share. In addition, an investment in our Common Shares has limited or no liquidity beyond our share repurchase program, and our share repurchase program can be modified, suspended or terminated at the Board’s discretion. Our Common Shares may be purchased by any investor who meets the minimum suitability requirements described under “Suitability Standards” in our Annual Report. Purchases of our Common Shares must be fully funded at the time of subscription.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2026 and December 31, 2025, 91.8% and 92.4%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations.We incurred expenses related to the Administrator of $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.5 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations.The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The Company's sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022; previously the threshold was 200%. As of June 30, 2026 and December 31, 2025, the Company's asset coverage ratio was 191.2% and 216.9%, respectively.

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

A focus on technology disruption, geopolitical conflict, and shifts in monetary policy continued to drive global financial markets through the second quarter of 2026. While uncertainty and risk remain, we believe underlying company fundamentals remain supportive of stable economic growth. As part of our standard portfolio management process, we take proactive steps to evaluate the impact of these and other events on our business and on the companies that we lend to. We continue to monitor the economic environment and believe our experience investing through multiple cycles, disciplined investment approach and focus on the core middle market positions us well to navigate this market landscape.

Portfolio and Investment Activity

During the three months ended June 30, 2026, we invested $758.0 million, including PIK, in 89 portfolio companies, and had $356.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $402.0 million for the period. Of the $758.0 million invested during the three months ended June 30, 2026, $77.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended June 30, 2025, we invested $368.5 million, including PIK, in 50 portfolio companies, and had $89.9 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $278.6 million for the period. Of the $368.5 million invested during the three months ended June 30, 2025, $32.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2026, we invested $1.2 billion, including PIK, in 113 portfolio companies, and had $665.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $544.4 million for the period. Of the $1.2 billion invested during the six months ended June 30, 2026, $162.6 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2025, we invested $639.5 million, including PIK, in 103 portfolio companies, and had $182.1 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $457.4 million for the period. Of the $639.5 million invested during the six months ended June 30, 2025, $60.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
					Weighted Average
					Yield (1)(3)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,883,100	85.3%	$1,879,640	84.8%	9.4%	9.4%
Second Lien Senior Secured Loan	18,766	0.8	18,843	0.9	12.1	12.1
Subordinated Debt	130,007	5.9	129,222	5.8	15.8	15.8
Preferred Equity	47,908	2.2	49,351	2.2	12.7	12.5
Equity Interest	29,579	1.3	38,932	1.8	N/A	N/A
Warrants	—	0.0	696	0.0	N/A	N/A
Investment Vehicles(2)	99,965	4.5	99,731	4.5	10.6	10.7
Total	$2,209,325	100.0%	$2,216,415	100.0%	9.9%	9.9%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2026:

As of
June 30, 2026
Number of portfolio companies	182
Percentage of debt bearing a floating rate (1)	91.8%
Percentage of debt bearing a fixed rate (1)	8.2%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	151
Percentage of debt bearing a floating rate (1)	92.4%
Percentage of debt bearing a fixed rate (1)	7.6%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,209,325	100.0%	$2,216,415	100.0%
Non-accrual	—	—	—	—
Total	$2,209,325	100.0%	$2,216,415	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,651,066	99.2%	$1,671,912	99.4%
Non-accrual	13,926	0.8	9,346	0.6
Total	$1,664,992	100.0%	$1,681,258	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there were no loans on non-accrual. As of December 31, 2025, there was one loan on non-accrual.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,883,100	81.9%	$1,879,640	81.6%
Second Lien Senior Secured Loan	18,766	0.8	18,843	0.8
Subordinated Debt	130,007	5.7	129,222	5.6
Preferred Equity	47,908	2.1	49,351	2.1
Equity Interest	29,579	1.3	38,932	1.7
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	92,740	4.0	92,740	4.0
Preferred Equity Interest in Investment Vehicles (1)	10	—	41	—
Equity Interests in Investment Vehicles (1)	7,215	0.3	6,950	0.3
Cash and cash equivalents	85,692	3.7	85,692	3.7
Foreign cash	3,536	0.2	3,512	0.2
Restricted cash	50	—	50	—
Total	$2,298,603	100.0%	$2,305,669	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$—	—%	—	—%
2	2,208,623	99.6	181	99.5
3	7,792	0.4	1	0.5
4	—	—	—	—
Total	$2,216,415	100.0%	182	100.0%

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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II were $100 million. The Company and Amberstone each made an initial capital commitment to SLP II of $50 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II seeks to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of June 30, 2026, the total capital commitments to SLP II were $300 million.

As of June 30, 2026, the Company’s investment in SLP II consisted of subordinated notes of $92.7 million, preferred equity interests of $0.04 million and equity interests of $7.0 million. As of December 31, 2025, SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.06 million and equity interests of $7.0 million. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

	As of	As of
	June 30, 2026	December 31, 2025
Total investments	$662,445	$141,011
Weighted average yield on investments	9.1%	9.2%
Number of borrowers in SLP II	78	27
Largest portfolio company investment	$16,058	$9,975
Total of five largest portfolio company investments	$71,694	$34,742
Unfunded commitments	$762	$—

Results of Operations

Our operating results for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Total investment income	$60,147	$30,219
Total expenses, net of fee waivers	30,517	14,641
Net investment income before taxes	29,630	15,578
Less: Income taxes, including excise tax	235	132
Net investment income	29,395	15,446
Net realized gain (loss)	(6,066)	(77)
Net change in unrealized appreciation	4,086	1,180
Net increase in net assets resulting from operations	$27,415	$16,549

Our operating results for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Total investment income	$108,233	$51,904
Total expenses, net of fee waivers	54,513	26,487
Net investment income before taxes	53,720	25,417
Less: Income taxes, including excise tax	458	213
Net investment income	53,262	25,204
Net realized gain (loss)	(4,632)	833
Net change in unrealized appreciation	(4,211)	986
Net increase in net assets resulting from operations	$44,419	$27,023

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Interest from investments	$47,682	$24,424
Dividend income	2,150	386
PIK income	4,386	2,367
Other income	5,929	3,042
Total investment income	$60,147	$30,219

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $47.7 million for the three months ended June 30, 2026 from $24.4 million for the three months ended June 30, 2025, due to an increase in investment portfolio size.

Dividend income increased to $2.2 million for the three months ended June 30, 2026 from $0.4 million for the three months ended June 30, 2025, due to an increase in investment portfolio size.

PIK income increased to $4.4 million for the three months ended June 30, 2026 from $2.4 million for the three months ended June 30, 2025, due to an increase in investment portfolio size and the number of investments earning PIK income.

Other income increased to approximately $5.9 million for the three months ended June 30, 2026 from $3.0 million for the three months ended June 30, 2025, primarily due to an increase in investment portfolio size and upfront, commitment and closing fees earned on certain investments.

As of June 30, 2026, the weighted average yield of our investment portfolio decreased to 9.9% from 10.3% as of June 30, 2025, at amortized cost.

The composition of our investment income for the six months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Interest from investments	$88,138	$43,362
Dividend income	3,292	808
PIK income	8,286	3,190
Other income	8,517	4,544
Total investment income	$108,233	$51,904

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $88.1 million for the six months ended June 30, 2026 from $43.4 million for the six months ended June 30, 2025, due to an increase in investment portfolio size.

Dividend income increased to $3.3 million for the six months ended June 30, 2026 from $0.8 million for the six months ended June 30, 2025, due to an increase in investment portfolio size.

PIK income increased to $8.3 million for the six months ended June 30, 2026 from $3.2 million for the six months ended June 30, 2025, due to an increase in investment portfolio size and the number of investments earning PIK income.

Other income increased to approximately $8.5 million for the six months ended June 30, 2026 from $4.5 million for the six months ended June 30, 2025, primarily due to an increase in investment portfolio size and upfront, commitment and closing fees earned on certain investments.

As of June 30, 2026, the weighted average yield of our investment portfolio decreased to 9.9% from 10.3% as of June 30, 2025, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Interest and debt financing expenses	$18,743	$8,230
Incentive fee on income	5,133	2,725
Incentive fee (reversal) on capital gains	(297)	—
Professional fees and operating expenses	347	355
Base management fee	4,252	2,107
Trustee fees	115	113
Other general and administrative expenses	1,623	1,099
Total expenses, before fee waivers	$29,916	$14,629
Expense recoupment (support)	601	12
Total expenses, net of fee waivers	$30,517	$14,641

The composition of our operating expenses for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Interest and debt financing expenses	$33,633	$15,635
Incentive fee on income	9,171	4,447
Incentive fee (reversal) on capital gains	(1,334)	—
Professional fees and operating expenses	874	612
Base management fee	7,893	3,693
Trustee fees	229	223
Other general and administrative expenses	2,826	1,687
Total expenses, before fee waivers	$53,292	$26,297
Expense recoupment (support)	1,221	190
Total expenses, net of fee waivers	$54,513	$26,487

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $18.7 million and $8.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase was driven by an increase in portfolio and investment activities. Interest and debt financing expenses on our borrowings totaled approximately $33.6 million and $15.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by an increase in portfolio and investment activities. The weighted average principal debt balance outstanding for the three months ended June 30, 2026 and 2025 was $1,191.2 million and $453.4 million, respectively. The weighted average principal debt balance outstanding for the six months ended June 30, 2026 and 2025 was $1,063.7 million and $422.5 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was 5.9% and 6.6% respectively.

Management Fee

Management fee (net of waivers) increased to $4.3 million for the three months ended June 30, 2026 from $2.1 million for the three months ended June 30, 2025. No management fees were waived for the three months ended June 30, 2026 and 2025.

Management fee (net of waivers) increased to $7.9 million for the six months ended June 30, 2026 from $3.7 million for the six months ended June 30, 2025. No management fees were waived for the six months ended June 30, 2026 and 2025.

Incentive Fee

Incentive fee on income was $5.1 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively. The following table summarizes the incentive fee on income for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Trailing twelve quarter pre-incentive fee net investment income	$168,859	$62,374
Trailing twelve quarter Net Capital Loss	—	—
Cumulative Net Return	168,859	62,374
Incentive fee rate on Cumulative Net Return	15.0%	15.0%
Incentive Fee Cap	25,329	9,356
Incentive Fee Waiver	(289)	(289)
Prior eleven quarter payments	(19,907)	(6,342)
Total incentive fee	$5,133	$2,725

Incentive fee (reversal) on capital gains was $(0.3) million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was driven by the decrease in net cumulative capital gains.

Incentive fee (reversal) on capital gains was $(1.3) million and $0.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was driven by the decrease in net cumulative capital gains.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.0 million for the three months ended June 30, 2026 from $1.5 million for the three months ended June 30, 2025, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $3.7 million for the six months ended June 30, 2026 from $2.3 million for the six months ended June 30, 2025, primarily due to an increase in costs associated with servicing our investment portfolio.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see Note 5. "Agreements and Related Party Transactions Investment Advisory Agreement". For the three months ended June 30, 2026 the Company did not receive expense support from the Advisor, and repaid the Advisor $0.6 million for expenses previously paid by the Advisor on behalf of the Company. For the three months ended June 30, 2025, the Company did not receive expense support from the Advisor, and repaid the Advisor $0.0 million for expenses previously paid by the Advisor on behalf of the Company. For the six months ended June 30, 2026 the Company did not receive expense support from the Advisor, and repaid the Advisor $1.2 million for expenses previously paid by the Advisor on behalf of the Company. For the six months ended June 30, 2025, the Company did not receive expense support from the Advisor, and repaid the Advisor $0.2 million for expenses previously paid by the Advisor on behalf of the Company.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Gross realized gain on investments	$1,405	$316
Gross realized loss on investments	(6,772)	(956)
Gross realized gain on foreign currency transactions	—	563
Gross realized loss on foreign currency transactions	(172)	—
Gross realized gain on forward currency exchange contracts	—	—
Gross realized loss on forward currency exchange contracts	(527)	—
Gross realized gains (losses)	$(6,066)	$(77)

Change in unrealized appreciation on investments	$11,405	$10,835
Change in unrealized depreciation on investments	(8,007)	(3,689)
Net change in unrealized appreciation on investments	3,398	7,146
Net change in unrealized appreciation on foreign currency translation	104	69
Net change in unrealized appreciation on forward currency exchange contracts	594	(3,548)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	698	(3,479)
Net change in unrealized appreciation on foreign currency translation on debt	(10)	(2,487)
Net change in unrealized appreciation	$4,086	$1,180

For the three months ended June 30, 2026, realized gains were primarily driven by broad based sales and paydowns of our investments. For the three months ended June 30, 2026, realized losses were primarily driven by the restructuring of our investment in Abracon Group Holding, LLC.

For the three months ended June 30, 2025, realized gains and losses were driven by broad based sales and paydowns of our investments.

For the three months ended June 30, 2026, we had $11.4 million in unrealized appreciation on 59 portfolio company investments, which was offset by $8.0 million in unrealized depreciation on 128 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2026 resulted from the reversal of prior unrealized depreciation due to the restructuring of our investment in Abracon Group Holding, LLC, as well as positive valuation adjustments on other portfolio companies, including HG Insights, Inc. and Pure Wafer. The largest contributors to unrealized depreciation for the three months ended June 30, 2026 were Humic Acquisition Holdings, LLC and Acrisure, LLC.

For the three months ended June 30, 2025, we had $10.8 million in unrealized appreciation on 82 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 56 portfolio company investments. The largest contributors to the unrealized appreciation for the three months ended June 30, 2025 were SensorTower, Utimaco and OGH Bidco Limited due to positive valuation adjustments. The largest contributors to unrealized depreciation for the three months ended June 30, 2025 were Abracon Group Holding, LLC and DTIQ.

For the three months ended June 30, 2026 and 2025, we had net unrealized appreciation on forward currency exchange contracts of $0.6 million and $(3.5) million, respectively. For three months ended June 30, 2026, unrealized appreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts. For the three months ended June 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Gross realized gain on investments	$4,550	$685
Gross realized loss on investments	(6,854)	(1,100)
Gross realized gain on foreign currency transactions	9	502
Gross realized loss on foreign currency transactions	(161)	—
Gross realized gain on forward currency exchange contracts	—	746
Gross realized loss on forward currency exchange contracts	(2,176)	—
Net realized gains (losses)	$(4,632)	$833

Change in unrealized appreciation on investments	$9,222	$14,383
Change in unrealized depreciation on investments	(18,398)	(4,879)
Net change in unrealized appreciation on investments	(9,176)	9,504
Net change in unrealized appreciation on foreign currency translation	(20)	248
Net change in unrealized appreciation on forward currency exchange contracts	4,293	(5,323)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	4,273	(5,075)
Net change in unrealized appreciation on foreign currency translation on debt	692	(3,443)
Net change in unrealized appreciation	$(4,211)	$986

For the six months ended June 30, 2026, realized gains were driven by the sale of the Company's equity interest in BTX Precision, the repayment of the Company's investment in Masco and other broad based sales and paydowns of our investments. For the six months ended June 30, 2026, realized losses were primarily driven by the restructuring of our investment in Abracon Borrower, LLC.

For the six months ended June 30, 2025, realized gains and losses were driven by broad based sales and paydowns of our investments.

For the six months ended June 30, 2026, we had $9.2 million in unrealized appreciation on 38 portfolio company investments, which was offset by $18.4 million in unrealized depreciation on 155 portfolio company investments. Unrealized appreciation for six months ended June 30, 2026 resulted from the reversal of prior unrealized depreciation due to the restructuring of our investment in Abracon Borrower, LLC, as well as positive valuation adjustments on other portfolio companies, including Legacy Corporate Lending and High Divide. Unrealized depreciation was primarily due to company specific valuation adjustments, including our investments in Chartbeat and Wilson Language and the reversal of prior unrealized appreciation due to the sale of BTX Precision and repayment of Masco.

For the six months ended June 30, 2025, we had $14.4 million in unrealized appreciation on 75 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 65 portfolio company investments. The largest contributors to the unrealized appreciation for the six months ended June 30, 2025 were SensorTower, Utimaco, and Outright Games due to positive valuation adjustments. The largest contributors to unrealized depreciation for the six months ended June 30, 2025 were Abracon Borrower, LLC and Prince/Ferro.

For the six months ended June 30, 2026 and 2025, we had net unrealized appreciation on forward currency exchange contracts of $4.3 million and $(5.3) million, respectively. For the six months ended June 30, 2026, unrealized appreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts. For the six months ended June 30, 2025, unrealized depreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Net realized gain on foreign currency transactions	(172)	563
Net realized loss on forward currency exchange contracts	(527)	—
Net change in unrealized appreciation on investments due to foreign currency translation	(203)	5,430
Net change in unrealized appreciation on foreign currency translation	104	69
Net change in unrealized appreciation on forward currency exchange contracts	594	(3,548)
Net change in unrealized appreciation on debt foreign currency translation	(10)	(2,487)
Foreign currency impact to net increase in net assets resulting from operations	$(214)	$27

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(0.3) million and $3.6 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.1 million and $(3.5) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $(0.2) million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net realized gain (loss) on foreign currency transactions	(152)	502
Net realized gain (loss) on forward currency exchange contracts	(2,176)	746
Net realized gain (loss) on investments due to foreign currency translation	519	—
Net change in unrealized appreciation on investments due to foreign currency translation	(2,074)	7,483
Net change in unrealized appreciation on foreign currency translation	(20)	248
Net change in unrealized appreciation on forward currency exchange contracts	4,293	(5,323)
Net change in unrealized appreciation on debt due to foreign currency	692	(3,443)
Foreign currency impact to net increase in net assets resulting from operations	$1,082	$213

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(1.0) million and $4.8 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.1 million and $(4.6) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $1.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Rate Swaps

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2026 and 2025, the net increase in net assets resulting from operations was $27.4 million and $16.5 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended June 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.66 and $0.67, respectively.

For the six months ended June 30, 2026 and 2025, the net increase in net assets resulting from operations was $44.4 million and $27.0 million, respectively. Based on the weighted average Common Shares outstanding for the six months ended June 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $1.10 and $1.30, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 191.2% and 216.9%, respectively.

As of June 30, 2026 and December 31, 2025, we had $89.3 million and $38.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2026, we had approximately $110.0 million of availability on our SMBC Revolving Credit Facility, $65.8 million of availability on our GS Revolving Credit Facility and $178.2 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2025, we had approximately $455.0 million of availability on our SMBC Revolving Credit Facility, $19.3 million of availability on our GS Revolving Credit Facility and $32.9 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2026, cash, foreign cash, restricted cash, and cash equivalents increased by $51.1 million. During the six months ended June 30, 2026, we used $578.5 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $1,198.7 million, which was offset by proceeds from principal payments and sales of investments of $588.8 million and a net increase in assets resulting from operations of $44.4 million.

For the six months ended June 30, 2026, financing activities provided $629.8 million, primarily due to net borrowings on our revolving credit facilities and proceeds from issuance of Common Shares.

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

During the six months ended June 30, 2025, financing activities provided $473.4 million, primarily due to net borrowings on our revolving credit facilities and proceeds from issuance of Common Shares.

Equity

As of December 31, 2025, the Company had 35,671,560 Class I shares, 0 Class S shares, and 0 Class D shares issued and outstanding.

As of June 30, 2026, the Company had 43,905,147 Class I shares, 0 Class S shares, and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$250,000	$184,250	$184,250	$200,000	$180,669	$180,669
JPM Revolving Credit Facility	400,000	221,837	221,837	250,000	217,053	217,053
SMBC Revolving Credit Facility	675,000	565,000	565,000	575,000	120,000	120,000
2025 Senior Notes, Tranche A	110,000	110,000	107,642	110,000	110,000	109,104
2025 Senior Notes, Tranche B	165,000	165,000	160,626	165,000	165,000	163,505
Total Debt	$1,600,000	$1,246,087	$1,239,355	$1,300,000	$792,722	$790,331

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs and adjusted for the carrying-value adjustment of the hedged item.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. Debt”.

Distribution Policy

The following table summarizes distributions declared during the six months ended June 30, 2026 (dollars in thousands, except per share data):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 27, 2026	January 30, 2026	February 27, 2026	0.1875	7,099
February 27, 2026	February 27, 2026	March 31, 2026	0.1875	7,226
March 31, 2026	March 31, 2026	April 30, 2026	0.2175	8,578
April 29, 2026	April 30, 2026	May 29, 2026	0.1875	7,531
May 29, 2026	May 29, 2026	June 30, 2026	0.1875	7,573
June 24, 2026	June 30, 2026	July 31, 2026	0.2175	9,657
Total distributions declared			$1.1850	$47,664

The following table summarizes distributions declared during the six months ended June 30, 2025 (dollars in thousands, except per share data):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	0.1875	2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
Total distributions declared			$1.1850	$24,739

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the six months ended June 30, 2026 and 2025:

	During the Six Months Ended June 30, 2026
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.19	$47,664
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.19	$47,664

	During the Six Months Ended June 30, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.19	$24,739
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.19	$24,739

We commenced regular monthly distributions after breaking escrow on November 28, 2023. The Board delegated authority to declare distributions to the Company’s officers in an aggregate amount up to all of the Company’s (i) taxable earnings; (ii) capital gains; (iii) net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments); and (iv) any other amounts legally available for distribution to the extent the officers of the Company deem appropriate (including, if applicable, amounts representing a return of capital); provided each distribution shall not exceed an annualized distribution yield of 10%, as may be appropriate and in the interest of the Company’s shareholders, subject to the Board’s ratification at the immediately succeeding quarterly meeting of the Board. Any distributions we make will be at the discretion of our officers, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

The per share amount of distributions on Class S, Class D, and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.

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

We intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain all or a portion of our net capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to our shareholders.

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

Share Repurchase Program

Subject to the discretion of the Board, we commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to have their shares repurchased at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Common Shares as of the last day of the immediately preceding quarter. In the event the number of shares submitted for repurchase exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests may be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.

We expect to repurchase shares pursuant to repurchase offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. Shares that are issued pursuant to the Company’s distribution reinvestment plan and submitted for repurchase shall not be subject to the Early Repurchase Deduction. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

The following tables summarize the share repurchases completed during the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2026	5.00%	March 31, 2026	$9,310	360,505	1.01%
June 1, 2026	5.00%	June 30, 2026	$12,780	496,278	1.27%

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

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2026, we had $631.3 million of unfunded commitments under loan and financing agreements.

As of December 31, 2025, we had $405.3 million of unfunded commitments under loan and financing agreements.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. For additional information, see “Note 9. Commitments and Contingencies” to the Consolidated Financial Statements.

Related Party Transactions

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in ASC 946. Our functional currency is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency.

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2026 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$184,250	$—	$—	$184,250	$—
JPM Revolving Credit Facility	221,837	—	—	221,837	—
SMBC Revolving Credit Facility	565,000	—	—	565,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$1,246,087	$—	$110,000	$1,136,087	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$180,669	$—	$—	$180,669	$—
JPM Revolving Credit Facility	217,053	—	—	217,053	—
SMBC Revolving Credit Facility	120,000	—	—	120,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$792,722	$—	$110,000	$682,722	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. There have been no material quantitative changes in reported market risk exposures in comparison to the information reported in the prior period.

If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results" and "Risk Factors—General Risk Factors—Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies" in our Annual Report.

Assuming that the statement of financial condition as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees:

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(18,704)	$(12,461)	$(5,307)
Down 200 Basis Points	(36,819)	(24,922)	(10,112)
Down 300 Basis Points	(50,972)	(37,382)	(11,552)
Up 100 Basis Points	19,118	12,461	5,658
Up 200 Basis Points	38,236	24,922	11,317
Up 300 Basis Points	57,355	37,383	16,976

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2026, there have been no material changes to the risk factors set forth in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2026, we sold unregistered Class I Common Shares of beneficial interest as detailed below. The offer and sale of these Class I Common Shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2), Regulation S and/or Rule 506 of Regulation D thereunder. The following table details the Class I Common Shares sold (dollars in thousands):

Date of Unregistered Sale	Amount of Class I Common Shares	Consideration
April 1, 2026	1,186,495	$30,640
May 1, 2026	188,995	$4,889
June 1, 2026	3,984,888	$103,205

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly repurchase offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

The following table sets forth information regarding repurchases of shares of our Common Shares during the six months ended June 30, 2026 (dollars in thousands):

	Percentage of
	Outstanding Shares		Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	(all classes) (1)	(all classes)	Purchased(2)
March 3, 2026	5.00%	March 31, 2026	$9,310	360,505	1.01%
June 1, 2026	5.00%	June 30, 2026	$12,780	496,278	1.27%

(1) Amounts shown are net of early repurchase deduction, if any.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

10.1*

Senior Secured Revolving Credit Agreement, dated May 8, 2026, by and among SLP 2 MM CLO WH 2, LLC, as borrower, Société Générale, as administrative agent and Western Alliance Trust Company, N.A., as collateral agent, collateral administrator, collateral custodian and custodian.

10.2

New Commitment Request dated May 21, 2026 by and among BCPC I, LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No, 814-01474), filed on May 26, 2026).

10.3*	Commitment Increase Request, dated as of June 30, 2026, by and among the Company and Sumitomo Mitsui Banking Corporation, as administrative agent.

10.4

Second Amendment to Loan and Security Agreement, dated June 30, 2026, by and among BCPC II-J, LLC, as borrower, the Company, as servicer, Deutsche Bank National Trust Company, as collateral agent, collateral administrator and as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent and as a lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01474), filed on July 2, 2026).

10.5

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated July 14, 2026, by and among the Company, as borrower, the subsidiary guarantors party, the lenders and issuing banks party and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-01474), filed on July 17, 2026.)

10.6*

Commitment Increase Supplement, dated as of August 5, 2026, by and among the Company, Western Alliance Bank, as assuming lender, Citibank, N.A., as assuming lender, and Sumitomo Mitsui Banking Corporation, as administrative agent.

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description of Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Private Credit

Date: August 13, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer