Form 10-Q
period 2026-09-30
Bain Capital Private Credit
filed 2026-11-12
CIK 1899017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 12, 2026 were 0, 0, and 46,924,376 of Class S, Class D and Class I Common Shares, respectively. Common Shares outstanding exclude November 2, 2026 subscriptions since the issuance price is not yet finalized at this time.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,240,790 and $1,611,716, respectively)	$2,247,571	$1,626,747
Non-controlled/affiliate investments (amortized cost of $38,720 and $26,126, respectively)	42,904	27,206
Controlled affiliate investments (amortized cost of $112,465 and $27,150, respectively)	111,985	27,305
Cash and cash equivalents	53,701	32,110
Foreign cash (cost of $2,614 and $5,912, respectively)	2,605	5,959
Collateral on derivatives	11,040	4,165
Restricted cash and cash equivalents	50	50
Interest rate swap	—	447
Deferred financing costs (net of accumulated amortization of $4,018 and $2,537, respectively)	8,392	7,152
Deferred offering costs	303	—
Interest receivable on investments	23,077	12,385
Dividend receivable on investments	2,059	602
Unrealized appreciation on forward currency exchange contracts	1,900	—
Receivable for investments sold	64,383	2,888
Prepaid insurance	593	101
Prepaid financing costs	—	70
Total Assets	$2,570,563	$1,747,187

Liabilities
Debt (net of unamortized debt issuance costs of $2,339 and $2,901, respectively)	$1,360,250	$790,331
Distributions payable	9,712	7,780
Interest rate swap	10,890	—
Interest expense payable	12,525	6,727
Incentive fee payable on income	5,326	3,685
Accrued capital gains incentive fee	775	1,844
Repurchase of Common Shares payable	2,385	2,593
Base management fee payable	4,693	3,028
Accrued expenses and other liabilities	1,808	1,088
Unrealized depreciation on forward currency exchange contracts	—	2,781
Payable for investments purchased	2,312	672
Total Liabilities	$1,410,676	$820,529

Commitments and Contingencies (See Note 9)

Net Assets
Common Shares, $0.01 par value (44,557,462 and 35,671,560 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	446	357
Paid-in-capital in excess of par value	1,140,785	910,502
Accumulated distributable earnings	18,656	15,799
Total Net Assets	1,159,887	926,658
Total Liabilities and Total Net Assets	$2,570,563	$1,747,187

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
Net Asset Value Per Share
Class I Shares:
Net assets	$1,159,887	$926,658
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	44,557,462	35,671,560
Net asset value per share	$26.03	$25.98

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$50,129	$29,901	$135,395	$72,927
Dividend income	1,237	300	3,203	914
PIK income	5,547	3,422	13,833	6,612
Other income	3,120	1,964	11,637	6,508
Total investment income from non-controlled/non-affiliate investments	60,033	35,587	164,068	86,961

Investment income from non-controlled/affiliate investments:
Interest from investments	598	—	1,382	—
Dividend income	150	75	450	225
Other income	1	—	1	—
Total investment income from non-controlled/affiliate investments	749	75	1,833	225

Investment income from controlled affiliate investments:
Interest from investments	2,467	405	4,555	741
Dividend income	1,798	367	2,824	411
Total investment income from controlled affiliate investments	4,265	772	7,379	1,152
Total investment income	65,047	36,434	173,280	88,338

Expenses
Interest and debt financing expenses	$21,476	$11,218	$55,109	$26,853
Incentive fee on income	5,327	3,122	14,498	7,569
Incentive fee (reversal) on capital gains	388	1,505	(946)	1,505
Professional fees and operating expenses	516	412	1,390	1,024
Base management fee	4,693	2,578	12,586	6,271
Amortization of deferred offering costs	100	—	100	—
Trustee fees	114	114	343	337
Other general and administrative expenses	1,676	1,045	4,502	2,732
Total expenses before fee waivers	34,290	19,994	87,582	46,291
Expense recoupment (support)	692	157	1,913	347
Total expenses, net of fee waivers	34,982	20,151	89,495	46,638
Net investment income before taxes	30,065	16,283	83,785	41,700
Income taxes, including excise taxes	262	130	720	343
Net investment income	29,803	16,153	83,065	41,357

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	$(1,573)	$(14)	$(3,879)	$(429)
Net realized gain (loss) on non-controlled/affiliate investments	(22)	—	(20)	—
Net realized gain (loss) on foreign currency transactions	119	68	(33)	570
Net realized gain (loss) on foreign currency of debt	—	(2)	—	(2)
Net realized gain (loss) on forward currency exchange contracts	7	(289)	(2,169)	457
Net change in unrealized appreciation on foreign currency translation	17	(91)	(3)	157
Net change in unrealized appreciation on foreign currency translation on debt	250	526	942	(2,917)
Net change in unrealized appreciation on forward currency exchange contracts	388	698	4,681	(4,625)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	1,875	4,050	(8,250)	12,649
Net change in unrealized appreciation on non-controlled/affiliate investments	1,766	212	3,104	853
Net change in unrealized appreciation on controlled affiliate investments	(246)	29	(635)	293
Total net gains (losses)	2,581	5,187	(6,262)	7,006

Net increase in net assets resulting from operations	$32,384	$21,340	$76,803	$48,363

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income	$29,803	$16,153	$83,065	$41,357
Net realized gain (loss)	(1,469)	(237)	(6,101)	596
Net change in unrealized appreciation	4,050	5,424	(161)	6,410
Net increase in net assets resulting from operations	$32,384	$21,340	$76,803	$48,363

Distributions to Shareholders
Class I	$(26,282)	$(16,430)	$(73,946)	$(41,169)
Net decrease in net assets resulting from distributions to shareholders	$(26,282)	$(16,430)	$(73,946)	$(41,169)

Capital Share Transactions
Class I:
Proceeds from Common Shares sold	$16,720	$112,002	$248,953	$393,788
Repurchase of Common Shares, net of early repurchase deduction	(2,386)	(5)	(24,476)	(1,698)
Distributions reinvested	2,587	840	5,895	4,529
Net increase from capital share transactions	$16,921	$112,837	$230,372	$396,619

Net Assets
Total increase in net assets during the period	$23,023	$117,747	$233,229	$403,813
Net assets at beginning of period	1,136,864	644,500	926,658	358,434
Net assets at end of period	$1,159,887	$762,247	$1,159,887	$762,247

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$76,803	$48,363
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,595,531)	(919,685)
Proceeds from principal payments and sales of investments	823,550	268,399
Increase in investments due to PIK	(15,519)	(7,542)
Accretion of discounts and amortization of premiums	(3,237)	(2,222)
Amortization of deferred financing costs and debt issuance costs	2,119	1,277
Amortization of deferred offering costs	100	—
Net realized (gain) loss from investments	3,899	429
Net realized (gain) loss on foreign currency transactions	33	(570)
Net realized (gain) loss on foreign currency of debt	—	2
Net change in unrealized appreciation on investments	5,781	(13,795)
Net change in unrealized appreciation on foreign currency translation	3	(157)
Net change in unrealized appreciation on foreign currency translation on debt	(942)	2,917
Net change in unrealized appreciation on forward currency exchange contracts	(4,681)	4,625
Changes in operating assets and liabilities:
Collateral on derivatives	(6,875)	(3,169)
Interest receivable on investments	(10,692)	(5,457)
Dividend receivable	(1,457)	(645)
Interest rate swap	(80)	(7)
Prepaid insurance	(492)	41
Prepaid financing costs	70	59
Other receivables	—	1,786
Interest expense payable	5,798	3,513
Incentive fee payable on income	1,641	1,532
Accrued capital gains incentive fee	(1,069)	1,505
Accrued expenses and other liabilities	720	424
Base management fee payable	1,665	1,261
Net cash used in operating activities	(718,393)	(617,116)

Cash Flows From Financing Activities
Borrowings on debt	963,159	668,131
Repayments of debt	(381,444)	(379,408)
Payments of financing costs	(2,797)	(1,520)
Payments of offering costs	(401)	—
Repurchase of Common Shares	(24,684)	(3,230)
Proceeds from issuance of Common Shares	248,953	393,788
Shareholder distributions paid	(66,120)	(36,245)
Net cash provided by financing activities	736,666	641,516
Net increase in cash, foreign cash, restricted cash and cash equivalents	18,273	24,400
Effect of foreign currency exchange rates	(36)	727
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	38,119	16,389
Cash, foreign cash, restricted cash and cash equivalents, end of period	$56,356	$41,516

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:
Cash interest paid during the period	$47,112	$22,056
Cash paid for excise taxes during the period	292	155
Reinvestment of dividends during the period	5,895	4,529

Cash and cash equivalents	$53,701	$38,270
Restricted cash	50	50
Foreign cash	2,605	3,196
Total cash, foreign cash, restricted cash and cash equivalents shown in the consolidated statements of cash flows	$56,356	$41,516

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	7/12/2029	$1,583	1,571	1,583
ATS (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/12/2029	$—	—	—
BCC ESI Investments 2, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	647	647	647
Bridger Aerospace Group Holdings, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.90%	10/28/2030	$20,246	20,070	20,044
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	9.90%	10/28/2030	$2,701	2,655	2,589
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/28/2030	$—	(27)	(34)
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	7/25/2030	$2,940	2,922	2,940
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.59%	7/25/2030	$2,000	1,988	2,000
BTX Precision (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.84%	7/25/2030	$8,143	8,143	8,143
BTX Precision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	7/25/2030	$3,543	3,523	3,543
BTX Precision (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/25/2030	$—	(13)	—
Heads Up Technologies, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	7/23/2030	$17,883	17,810	17,883
Heads Up Technologies, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/23/2030	$—	(13)	—
Heads Up Technologies, Inc. (4)	Second Lien Senior Secured Loan	SOFR	0.75%	2.75% (6.00% PIK)	12.82%	7/23/2031	$19,132	19,054	19,132
OSP ARA Purchaser, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	7/14/2033	$24,233	24,109	24,110
OSP ARA Purchaser, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/14/2033	$—	(29)	(30)
OSP ARA Purchaser, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/14/2033	$—	(9)	(9)
OSP ARA Purchaser, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.02%	7/14/2033	$367	350	349
Polar Technology Buyer Ltd (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	5.75%	9.48%	2/27/2032	£1,549	2,080	2,048
Polar Technology Buyer Ltd (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SONIA	1.00%	5.75%	9.48%	2/27/2032	£155	208	204
Polar Technology Buyer Ltd (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/27/2032	£—	(7)	(10)
Polar Technology Group LLC (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	39	52	52
Saturn Purchaser Corp. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.31%	7/22/2030	$6,129	6,013	6,129
Saturn Purchaser Corp. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/22/2030	$—	(4)	—
Solairus (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/22/2030	$—	(7)	—
Varo ESI Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	5/10/2032	$12,922	12,857	12,857
Varo ESI Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/10/2032	$—	(12)	(13)
Aerospace & Defense Total								$123,931	$124,157	10.7%

Automotive
Chilton (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	2/5/2031	$1,018	1,013	881

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Automotive
Chilton (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2031		$—	(18)	(1,387)
Chilton (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.26%	2/5/2031		$1,863	1,842	1,342
Intoxalock (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.79%	11/1/2028		$4,664	4,641	4,664
Automotive Total									$7,478	$5,500	0.5%

Beverage, Food, & Tobacco
AgroFresh Solutions (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	4/1/2030		$5,946	5,852	5,887
AgroFresh Solutions (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	4/1/2030		$2,690	2,662	2,663
AgroFresh Solutions (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.50%	4/2/2029		$1,194	1,175	1,171
APC Bidco Limited (4)(7)(12)(13)	First Lien Senior Secured Loan	SONIA	—	6.37%	10.10%	7/18/2033		£6,529	8,686	8,565
APC Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/18/2033		£—	—	—
AQPI Investors LP (4)(11)	Preferred Equity	—	—	15.50% PIK	15.50%	—		16,116	16,116	15,874
BCC AmeriQual Investments 2, LP (4)(6)(11)	Warrants	—	—	—	—	—		—	—	—
BCC Trillium Foods Investments 2, LP (4)(6)(11)	Equity Interest	—	—	—	—	—		2	1,740	2,712
BCPC Project Aberdeen, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		803	803	811
Hellers (4)(7)	First Lien Senior Secured Loan - Delayed Draw	BKBM	1.00%	4.00% (1.88% PIK)	9.15%	9/30/2030	NZ$	1,097	663	616
Hellers (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/30/2030	NZ$	—	(2)	—
Hellers (4)(7)	Subordinated Debt	—	—	15.00% PIK	15.00%	3/27/2031	NZ$	107	65	60
INW Manufacturing, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	1/23/2031		$35,639	35,336	35,283
SauceCo HoldCo, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.82%	5/13/2030		$48,472	47,454	48,473
SauceCo HoldCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.51%	5/13/2030		$4,396	4,375	4,396
Shennong Buyer, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	5/6/2033		$28,748	28,607	28,604
Shennong Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	5/6/2033		$3,171	3,137	3,135
Spindrift (4)	Subordinated Debt	—	—	13.75% PIK	13.75%	2/19/2033		$1,741	1,705	1,741
Spindrift (4)(6)(11)	Equity Interest	—	—	—	—	—		1	500	569
Beverage, Food, & Tobacco Total									$158,874	$160,560	13.8%

Capital Equipment
Accelevation LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	1/2/2031		$60,922	60,046	60,920
Accelevation LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/2/2031		$—	(41)	—
AeriTek Global CAD Acquisition Inc. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.51%	8/27/2030		$8,358	8,274	8,232
AeriTek Global CAD Acquisition Inc. (4)(7)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.51%	8/27/2030		$808	798	796
AeriTek Global CAD Acquisition Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75%	10.51%	8/27/2030		$1,004	978	969

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AXH Air Coolers (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.47%	10/31/2029	$7,819	7,780	7,819
AXH Air Coolers (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/31/2029	$—	(26)	—
AXH Air Coolers (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/31/2029	$—	(6)	—
Engineered Products Co., LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.50%	8.47%	8/12/2031	$150	142	150
Ergotron Acquisition LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	7/6/2028	$5,918	5,865	5,918
EXT Acquisitions, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.27%	12/19/2031	$9,020	8,980	9,020
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.08%	12/19/2031	$902	902	902
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/19/2031	$—	(7)	—
Goodfellow (4)(7)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	2/10/2032	$364	361	361
Goodfellow (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.00%	7.59%	2/10/2032	€901	932	1,016
Goodfellow (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.00%	7.59%	2/10/2032	€279	288	315
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	5.00%	8.73%	2/10/2032	£265	341	349
PPT Group (4)(7)(12)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.25%	2/28/2031	£923	1,154	1,211
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.50%	9.25%	2/28/2031	£33	43	35
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/28/2031	£—	(2)	(4)
PPT Group (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	57	57	38
Slingmax Acquisition, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.26%	9/30/2033	$25,753	25,624	25,624
Slingmax Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	9.10%	9/30/2033	$1,555	1,528	1,528
Slingmax Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/30/2033	$—	(23)	(23)
Slingmax Acquisition, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	16	16	—
Capital Equipment Total								$124,004	$125,176	10.8%

Chemicals, Plastics, & Rubber
Duraco (4)(13)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.23%	6/6/2029	$5,210	5,157	4,949
Duraco (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.50%	6.50%	10.58%	6/6/2029	$191	183	159
Plaskolite PPC Intermediate II LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.00% (4.00% PIK)	11.76%	5/9/2030	$19,834	19,539	19,538
Plaskolite PPC Intermediate II LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.76%	2/7/2030	$560	541	539
V Global Holdings LLC (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.63%	1/2/2029	$11,632	11,589	11,051
Chemicals, Plastics, & Rubber Total								$37,009	$36,236	3.1%

Construction & Building
AGS American Glass Services Acquisition, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.32%	7/24/2031	$5,119	5,097	5,119
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	5.50%	9.45%	7/24/2031	$3,267	3,263	3,267

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Construction & Building
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/24/2031	$—	(9)	—
AGS American Services Investments, L.P. (4)(6)(11)	Equity Interest	—	—	—	—	—	15	1,486	1,558
Chase Industries, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	11/12/2029	$38,511	38,288	38,126
Chase Industries, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.75%	11/12/2029	$327	253	256
G702 Buyer, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	9.01%	7/2/2031	$1,045	1,032	1,045
G702 Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2031	$—	(18)	—
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	5/14/2032	£911	1,214	1,204
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	5/14/2032	£546	726	722
Meteor UK Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/14/2031	£—	—	(1)
TL Sapphire Parent, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	1/24/2033	$17,000	16,931	16,830
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.89%	1/24/2033	$3,329	3,313	3,281
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.00%	8.75%	1/24/2033	$1,061	1,036	1,004
Zeus Fire & Security (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/11/2030	$3,357	3,339	3,357
Zeus Fire & Security (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.03%	12/11/2030	$12,619	12,619	12,619
Zeus Fire & Security (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	12/11/2030	$491	484	491
Construction & Building Total								$89,054	$88,878	7.7%

Consumer goods: Durable
Kids2, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.76%	4/14/2031	$26,728	26,480	26,461
Kids2, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.75%	4/14/2031	$1,649	1,602	1,597
New Milani Group LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	6/26/2031	$6,829	6,772	6,829
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/26/2031	$—	(4)	—
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/26/2031	$—	(22)	—
Tangent Technologies Holdings, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.15%	8/2/2032	$32,034	31,878	31,874
Tangent Technologies Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.32%	8/2/2032	$478	450	449
Consumer goods: Durable Total								$67,156	$67,210	5.8%

Consumer goods: Non-durable
Evriholder (4)(13)	First Lien Senior Secured Loan	SOFR	1.50%	6.75%	10.85%	1/24/2028	$3,770	3,758	3,752
Hempz (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	10/25/2029	$8,317	8,271	8,109
Hempz (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029	$—	(13)	(59)
Orchard Park BidCo, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	4/21/2033	$17,655	17,569	17,566
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/21/2033	$—	(16)	(66)

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Consumer goods: Non-durable
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/21/2033	$—	(33)	(35)
Phlur LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.06%	5/3/2032	$24,278	24,160	24,157
Phlur LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.06%	5/3/2032	$1,156	1,129	1,127
RoC Skincare (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	2/21/2031	$3,778	3,742	3,778
RoC Skincare (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	9/30/2032	$11,874	11,815	11,815
RoC Skincare (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/21/2030	$—	(35)	—
Summer Fridays, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	5/16/2031	$13,814	13,641	13,538
Summer Fridays, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/16/2031	$—	(30)	(52)
WU Holdco, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	4/15/2032	$5,292	5,269	5,292
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/19/2032	$—	(11)	—
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/15/2032	$—	(4)	—
Consumer goods: Non-durable Total								$89,212	$88,922	7.7%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.09%	12/31/2030	$3,926	3,926	3,926
ASP-r-pac Acquisition Co LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2030	$—	(5)	—
Precision Concepts Canada Corporation (4)(7)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.51%	8/2/2032	$1,849	1,833	1,831
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.57%	8/2/2032	$3,514	3,484	3,479
Precision Concepts Parent Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.51%	8/2/2032	$1,755	1,740	1,737
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.57%	8/2/2032	$3,017	3,005	2,987
Precision Concepts Parent Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.75%	8.57%	8/2/2032	$732	702	697
Containers, Packaging, & Glass Total								$14,685	$14,657	1.3%

Environmental Industries
BCC HGS Investments 2, LP (4)(6)(11)	Equity Interest	—	—	—	—	—	10	1,553	1,320
FC DOLMANS B.V. (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.84%	3/4/2033	€3,049	3,513	3,437
FC DOLMANS B.V. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.84%	3/4/2033	€451	518	502
Humic Acquisition Holdings, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.65%	10/21/2031	$17,998	17,928	17,728
Humic Acquisition Holdings, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.54%	10/21/2031	$9,067	9,064	8,931
Humic Acquisition Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.65%	10/21/2031	$4,493	4,471	4,415
Reconomy (4)(7)(13)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	7/12/2029	£2,324	2,933	3,087
Reconomy (4)(7)(13)	First Lien Senior Secured Loan	EURIBOR	—	6.25%	8.84%	7/12/2029	€937	1,023	1,064
Reconomy (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	6.25%	8.84%	7/12/2029	£2,499	3,117	3,253

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (4)(7)(13)	First Lien Senior Secured Loan - Revolver	SOFR	—	6.50%	10.57%	7/12/2029		£2,499	3,170	3,211
Secovia Ferro Buyer LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.27%	8/11/2032		$6,835	6,801	6,801
Secovia Ferro Buyer LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	8/11/2032		$—	(8)	(8)
Secovia Ferro Buyer LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.40%	8/11/2032		$311	302	301
STAX Engineering, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.57%	6/20/2033		$32,565	32,247	32,242
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.50%	10.34%	6/20/2033		$8,404	8,317	8,225
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/20/2033		$—	(81)	(84)
STAX Holding, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—		4,347	4,347	5,134
Titan Cloud Software, Inc (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/7/2029		$—	—	—
Environmental Industries Total									$99,215	$99,559	8.6%

FIRE: Finance
Avalon Bidco Limited (4)(7)(13)	First Lien Senior Secured Loan	SONIA	1.00%	6.50%	10.24%	4/16/2032		£1,376	1,804	1,805
Avalon Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	6.50%	10.24%	4/16/2032		£464	612	609
BCPC LI, LLC (4)	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	8.07%	10/29/2032		$2,855	2,830	2,855
BCPC LI, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	4.25%	8.07%	10/29/2032		$3,632	3,608	3,632
BCPC LI, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	(3)	—
Choreo (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	2/18/2028		$1,219	1,219	1,219
Choreo (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.32%	2/18/2028		$2,698	2,698	2,698
Daintree Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.47%	4/11/2033	AUD	1,113	710	773
Endurance Holdco Limited (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—		4,183	5,423	5,502
Insigneo Financial Group LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.98%	8/1/2028		$6,038	5,984	6,037
LEP SAL Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		1,250	1,646	1,741
Monarch Finco, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	8.07%	10/29/2032		$1,357	1,345	1,357
PMA (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	1/31/2031		$5,787	5,722	5,787
PMA (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	1/31/2031		$52	51	52
PMA (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2031		$—	(13)	—
PMA (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2031		$—	(5)	—
Sikich (4)(11)	Preferred Equity	—	—	13.00%	13.00%	—		51	5,079	5,081
Sikich (4)(6)(11)	Warrants	—	—	—	—	—		5	—	541
Sikich (4)(6)(11)	Warrants	—	—	—	—	—		2	—	155
Tartan Bidco Pty. Ltd. (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.25%	9.85%	12/31/2027	AUD	3,173	2,056	2,208
Tartan Bidco Pty. Ltd. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/31/2027	AUD	—	(4)	—

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Wealth Enhancement Group (WEG) (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.25%	7.98%	10/2/2028	$214	213	214
Wealth Enhancement Group (WEG) (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/2/2028	$—	(2)	—
Wealth Enhancement Group, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.25%	8.32%	10/2/2028	$1,488	1,476	1,488
FIRE: Finance Total								$42,449	$43,754	3.8%

FIRE: Insurance
Comet BidCo Limited (4)(7)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.82%	1/30/2032	$6,761	6,733	6,660
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/30/2032	$—	(3)	(17)
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/30/2032	$—	(13)	(43)
McLarens Acquisition Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.63%	12/20/2027	$2,284	2,243	2,284
Simplicity (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	12/31/2031	$3,526	3,498	3,526
Simplicity (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	9.07%	12/31/2031	$4,992	4,968	4,992
Simplicity (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2031	$—	(19)	—
FIRE: Insurance Total								$17,407	$17,402	1.5%

FIRE: Real Estate
1375 Mezz LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.50%	8.24%	2/1/2029	$3,293	3,272	3,267
1375 Owner LLC (4)	First Lien Senior Secured Loan	SOFR	3.00%	4.50%	8.24%	2/1/2029	$30,987	30,868	30,832
1375 Owner LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.50%	8.24%	2/1/2029	$1,418	1,405	1,402
1375 Owner LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.50%	8.24%	2/1/2029	$216	214	213
360 Tenth Avenue LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.45%	8.55%	8/31/2028	$18,060	17,949	17,945
360 Tenth Avenue Mezz Owner LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	4.45%	8.55%	8/31/2028	$3,953	3,924	3,924
BLDG 600 Third Ave Mezz Owner I LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.75%	3.70%	7.80%	9/30/2029	$74	73	73
BLDG 600 Third Ave TIC I LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.75%	3.70%	7.80%	9/30/2029	$731	727	727
FBWS Development Mezz LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	3.25%	7.01%	3/16/2029	$1,325	1,317	1,316
FBWS Development Senior LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	3.25%	7.01%	3/16/2029	$20,755	20,664	20,649
Lagerbox (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	3.50%	6.00%	12/20/2028	€750	779	852
FIRE: Real Estate Total								$81,192	$81,200	7.0%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/20/2030	$3,256	3,242	3,256
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.75%	8/20/2030	$2,079	2,075	2,079
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.03%	8/20/2030	$2,724	2,707	2,724

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
AEG Vision (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.97%	3/27/2027	$9,750	9,711	9,750
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$12,888	12,819	12,888
AEG Vision (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$7,478	7,424	7,478
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$4,914	4,897	4,914
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$2,459	2,459	2,459
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$2,452	2,446	2,452
Alldent Holding GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	5.50%	7.95%	11/29/2032	€4,177	4,799	4,721
Alldent Holding GmbH (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	11/29/2032	€—	—	(6)
AOM Infusion (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.04%	3/19/2032	$6,001	5,946	6,001
AOM Infusion (4)(5)(12)(13)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/19/2032	$—	(85)	—
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/19/2032	$—	(21)	—
Apollo Intelligence (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	2.50% (3.75% PIK)	10.00%	6/1/2028	$13,269	13,237	13,004
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.57%	3/25/2028	$2,231	2,196	2,231
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/27/2028	$—	—	—
Caregiver (4)	First Lien Senior Secured Loan	—	—	16.50% PIK	16.50%	1/1/2030	$1,079	1,063	1,063
Caregiver (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	1/1/2030	$11,776	11,665	11,628
Caregiver (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	1/1/2030	$6,547	6,502	6,465
CRH Healthcare Purchaser, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.33%	9/17/2031	$17,636	17,561	17,372
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/17/2031	$—	(17)	(124)
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/17/2031	$—	(14)	(49)
EHE Health (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	8/7/2030	$4,825	4,791	4,753
EHE Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/7/2030	$—	—	(27)
EHE Health (4)(6)(11)	Equity Interest	—	—	—	—	—	1,127	1,127	902
Lightspeed Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.57%	2/6/2032	$8,928	8,868	8,838
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/6/2032	$—	(33)	(100)
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.50%	8.57%	2/6/2032	$1,399	1,377	1,366
Nafinco (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.85%	8/29/2031	€1,464	1,593	1,655
Nafinco (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.85%	8/29/2031	€283	299	319
Odyssey Behavioral Health (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	5/21/2031	$1,738	1,722	1,738
Odyssey Behavioral Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/21/2030	$—	(30)	—
Odyssey Behavioral Health (4)(6)(11)	Equity Interest	—	—	—	—	—	7	698	662
Pharmacy Partners (4)(13)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.26%	2/28/2029	$2,647	2,632	2,647
Pharmacy Partners (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/28/2029	$—	(13)	—

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Psychiatric Medical Care LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	7/1/2032		$4,243	4,197	4,243
Psychiatric Medical Care LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/1/2032		$—	(41)	—
QPE Alpha 4 Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.56%	2/5/2032	AUD	1,635	1,126	1,115
QPE Alpha 4 Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2032	AUD	—	(3)	(4)
Red Nucleus (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.08%	10/17/2031		$4,495	4,452	4,406
Red Nucleus (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	8.66%	10/17/2031		$1,217	1,198	1,132
Red Nucleus (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	9.06%	10/17/2031		$1,207	1,182	1,152
RedMed Operations (Collage Rehabilitation) (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	2/28/2031		$6,672	6,646	6,672
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/28/2031		$—	(7)	—
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.89%	2/28/2031		$293	282	293
StateServ Acquisition, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	—	4.50%	8.25%	7/18/2033		$58,112	57,681	57,675
StateServ Acquisition, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/18/2033		$—	(26)	(26)
StateServ Acquisition, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/18/2033		$—	(51)	(52)
USME Holdco LLC (4)	Subordinated Debt	—	—	17.00% PIK	17.00%	5/26/2031		$18,590	18,462	18,218
Vatica Health, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.32%	10/29/2032		$2,876	2,849	2,876
Vatica Health, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	(16)	—
WSHP Cottonwood Buyer, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	12/20/2032		$7,164	7,132	7,128
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2032		$—	(8)	(24)
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/20/2032		$—	(16)	(18)
Healthcare & Pharmaceuticals Total									$238,682	$237,845	20.5%

High Tech Industries
Access (4)(7)(13)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	6/28/2029		£6,481	8,143	8,611
Appriss (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.84%	3/10/2031		$6,631	6,590	6,631
Appriss (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/10/2031		$—	(35)	—
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030		$15,327	15,181	14,790
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030		$6,831	6,755	6,592
Chartbeat (4)(6)(11)	Warrants	—	—	—	—	—		2	—	—
Eleven Software (4)	First Lien Senior Secured Loan	SOFR	2.00%	8.25%	12.32%	5/14/2029		$4,625	4,582	4,625
Eleven Software (4)(5)(6)(11)	Preferred Equity	—	—	—	—	—		121	133	194
G-3 Frax Acquisition LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.82%	1/30/2032		$34,677	34,411	34,070
G-3 Frax Acquisition LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.89%	1/30/2032		$2,183	2,144	2,096
Galanthus Group Holdings, Limited (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	12/24/2031		$10,450	10,357	10,346

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Galanthus Group Holdings, Limited (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	5.50%	9.23%	12/24/2031	£7,856	10,509	10,332
Galanthus Group Holdings, Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/24/2031	£—	—	(28)
Galanthus Group Holdings, Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/24/2031	$—	(24)	(56)
Galanthus Group Holdings, Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/24/2031	£—	(25)	(56)
Harbor IT, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.25%	5.00%	8.90%	3/13/2031	$18,579	18,492	18,393
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/13/2031	$—	(52)	(232)
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.25%	5.00%	8.90%	3/13/2031	$774	748	716
HG Insights, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.40%	6/16/2031	$34,018	33,440	34,018
HG Insights, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	1,625	2,502	3,452
LogRhythm, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	7.50% PIK	11.32%	7/2/2029	$4,838	4,754	4,161
LogRhythm, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.23%	7/2/2029	$83	73	17
New Gen Holding (4)(7)(12)	First Lien Senior Secured Loan	EURIBOR	—	3.00% (4.25% PIK)	10.32%	5/28/2031	€5,800	6,516	6,539
ORBCOMM Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	4/27/2032	$36,221	35,966	36,040
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	9.15%	4/27/2032	$2,076	2,054	2,045
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	8.96%	4/27/2032	$498	446	461
PayRange (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	10/31/2030	$10,940	10,895	10,940
PayRange (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/31/2030	$—	(6)	—
PayRange (4)(6)(11)	Equity Interest	—	—	—	—	—	1,176	1,176	1,564
PlentyMarkets (4)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	3.25% (3.70% PIK)	9.31%	4/2/2032	€1,578	1,717	1,757
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.82%	3/17/2033	$27,092	26,911	26,831
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/17/2033	$—	(41)	(118)
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/17/2033	$—	(41)	(59)
RetailNext (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.09%	12/5/2030	$7,975	7,915	7,975
RetailNext (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.09%	12/5/2030	$917	905	917
SensorTower (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/15/2029	$—	(4)	—
SensorTower (4)(6)(11)	Equity Interest	—	—	—	—	—	63	974	6,072
Superna Inc. (4)(5)(7)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.36%	6/12/2028	$7,952	7,883	7,952
Titan Cloud Software, Inc (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.67%	9/7/2029	$5,681	5,656	5,681
Utimaco (4)(7)(12)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.50%	7.98%	5/14/2029	€5,551	6,063	6,306
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.58%	5/14/2029	$3,934	3,913	3,934
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.58%	5/14/2029	$1,464	1,459	1,464
Wasabi Technologies LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.23%	4/8/2031	$31,514	30,929	30,884
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/8/2031	$—	(130)	(287)

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/8/2031	$—	(38)	(42)
High Tech Industries Total								$309,796	$315,528	27.2%

Hotel, Gaming, & Leisure
Awayday (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	5/6/2032	$17,755	17,618	17,755
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	5/6/2032	$2,475	2,453	2,475
Awayday (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	5/6/2032	$—	(7)	—
Awayday (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/6/2032	$—	(27)	—
City BBQ (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	9.24%	9/4/2030	$3,783	3,783	3,677
City BBQ (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/4/2030	$—	(14)	(38)
City BBQ (4)(6)(11)	Preferred Equity	—	—	—	—	—	3	734	901
Le Berger SA (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	3.75%	6.34%	2/21/2028	€500	522	568
Pyramid Global Hospitality (4)(13)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	9.00%	1/19/2028	$2,483	2,458	2,483
Vacation Rental Brands, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	5/6/2032	$8,936	8,854	8,936
Hotel, Gaming, & Leisure Total								$36,374	$36,757	3.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.45%	12/20/2031	$883	880	847
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.45%	12/20/2031	$635	623	610
Facts Global Energy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.38%	12/20/2031	$320	318	296
Facts Global Energy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2031	$—	(1)	(6)
OGH Bidco Limited (4)(7)(12)(13)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	6/29/2029	£8,100	10,225	10,008
OGH Bidco Limited (4)(7)(13)	First Lien Senior Secured Loan	SOFR	—	6.25%	9.98%	9/2/2029	£4,400	4,417	4,051
OGH Bidco Limited (4)(5)(7)(13)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	6.25%	10.03%	6/29/2029	£1,134	1,422	1,214
Sports Operating Holdings II, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.15%	6/30/2032	$67,820	67,480	67,480
Sports Operating Holdings II, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/30/2032	$—	—	(36)
Sports Operating Holdings II, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/30/2032	$—	(52)	(54)
Media: Advertising, Printing & Publishing Total								$85,312	$84,410	7.3%

Media: Diversified & Production
Owl Acquisition, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/17/2032	$23,000	22,932	21,965
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.49%	4/17/2032	$602	597	453

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Media: Diversified & Production
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.75%	8.82%	4/17/2032	$888	867	563
Media: Diversified & Production Total								$24,396	$22,981	2.0%

Metals & Mining
BCC High Divide 2, L.P (4)(6)(11)	Equity Interest	—	—	—	—	—	151	—	70
Elevation NewCo Intermediate, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	328	—	784
Elevation NewCo, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	8/1/2031	$28,398	28,128	28,398
Elevation NewCo, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	10.07%	8/1/2031	$5,346	5,346	5,346
Elevation NewCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	10.07%	8/1/2031	$1,098	1,048	1,098
Lindstrom, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	12/30/2032	$32,449	32,126	32,297
Lindstrom, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/30/2032	$—	(90)	(33)
Metals & Mining Total								$66,558	$67,960	5.9%

Retail
Galeria (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	625	624	302
Galeria (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	283	285	147
Galeria (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	43	10	—
Retail Total								$919	$449	0.0%

Services: Business
ACAMS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	12/30/2031	$17,949	17,788	17,859
ACAMS (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	12/30/2031	$354	301	328
Advanced Aircrew (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.40%	7/26/2030	$4,620	4,586	4,620
Advanced Aircrew (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.50%	10.40%	7/26/2030	$86	86	86
Advanced Aircrew (4)(6)(11)	Preferred Equity	—	—	—	—	—	545	545	443
Allbridge (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/5/2030	$—	—	—
Ally Waste Services Intermediate, LLC (4)	Subordinated Debt	—	—	14.50% PIK	14.50%	12/1/2032	$6,326	6,265	6,262
Alogent Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.23%	1/21/2032	$8,936	8,857	8,846
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/21/2032	$—	—	(65)
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/21/2032	$—	(16)	(19)
Anybill Financial Services, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.84%	7/30/2032	$27,976	27,699	27,696
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/31/2031	$—	—	—
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	10/31/2031	$161	151	161

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
Cube (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.44% PIK)	11.48%	5/21/2031	$10,019	10,019	10,019
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.45% PIK)	11.52%	5/21/2031	$297	295	296
Cube (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.45% PIK)	11.52%	5/21/2031	$64	86	83
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	10.00% PIK	13.75%	5/22/2032	£2,334	3,190	3,100
Dealer Services Network, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	2/2/2027	$1,659	1,650	1,659
Discovery Senior Living (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.65%	3/18/2030	$1,154	1,145	1,148
Discovery Senior Living (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.65%	3/18/2030	$815	812	811
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.65%	3/18/2030	$48	48	48
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/18/2030	$—	(7)	(5)
Discovery Senior Living (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.65%	3/18/2030	$1,990	1,972	1,980
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/18/2030	$—	(3)	(4)
DTIQ (4)(12)(13)	First Lien Senior Secured Loan	SOFR	3.50%	7.50%	11.40%	9/30/2029	$20,851	20,604	20,851
DTIQ (4)	First Lien Senior Secured Loan - Revolver	SOFR	3.50%	7.50%	11.40%	9/30/2029	$3,150	3,150	3,150
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	3,351	—	—
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	1,665	571	1,015
E-Tech Group (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/9/2030	$—	(4)	—
Easy Ice (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.22%	10/30/2030	$9,090	8,994	9,090
Easy Ice (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.47%	10/30/2030	$2,604	2,583	2,604
Easy Ice (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.40%	9.47%	10/30/2030	$480	459	480
Eide Bailly Advisory LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.82%	7/29/2033	$31,727	31,492	31,491
Eide Bailly Advisory LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/29/2033	$—	(33)	(34)
Eide Bailly Advisory LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/29/2033	$—	(44)	(45)
Electronic Merchant Systems (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (4)(6)(11)	Equity Interest	—	—	—	—	—	72	496	1,311
Endurion Capital Holdings, LP (4)(6)(11)	Equity Interest	—	—	—	—	—	1,580	1,580	1,580
Endurion CDS Holdings, Inc. (4)(5)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.23%	7/2/2032	$12,784	12,599	12,591
Endurion CDS Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2032	$—	(12)	(12)
Fiduciaire Jean-Marc Faber (FJMF) (4)(7)(12)(13)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.75%	8.24%	4/5/2032	€3,566	3,909	4,010
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.75%	8.24%	4/5/2032	€941	1,083	1,052
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032	€—	(55)	(72)
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.49%	2/2/2033	$12,696	12,614	12,632
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.49%	2/2/2033	$6,914	6,889	6,877
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/2/2033	$—	(20)	(15)

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
Hollywood LP (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—		5,127	6,694	6,811
LEP CP Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		714	948	923
masLabor (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	4/5/2032		$11,964	11,909	11,904
masLabor (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032		$—	(12)	(27)
masLabor (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/5/2032		$—	(12)	(13)
Morrow Sodali (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.92%	10/25/2029		$16,533	16,454	16,533
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/25/2029		$—	(33)	—
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029		$—	(34)	—
PRGX (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2030		$—	(28)	(174)
Pure Wafer (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	11/12/2030		$1,600	1,592	1,600
Pure Wafer (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	11/12/2030		$684	679	684
Pure Wafer (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/12/2030		$—	(16)	—
Pure Wafer (4)(6)(11)	Equity Interest	—	—	—	—	—		1,439	1,439	2,105
Rydoo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	1.82% (4.80% PIK)	9.69%	9/26/2031		€2,898	3,315	3,293
Rydoo (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	1.82% (4.80% PIK)	9.69%	9/26/2031		€805	893	914
Rydoo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		821	962	950
Rydoo (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—		352	412	474
SoftCo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	6.50%	9.05%	2/22/2031		€3,600	3,873	4,069
SoftCo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		892	967	1,008
Services: Business Total									$242,326	$244,962	21.1%

Services: Consumer
Atlas Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.82%	6/20/2033	AUD	3,328	2,326	2,304
Atlas Bidco Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/20/2033	AUD	—	—	(11)
Atlas Bidco Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Revolver	BBSY	—	5.00%	9.82%	6/20/2033	AUD	291	204	199
CorePower Yoga, LLC (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	4/30/2031		$24,512	24,407	24,510
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.32%	4/30/2031		$2,314	2,311	2,314
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/30/2031		$—	(10)	—
CWS Holdings I-A Corp. (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	7/19/2030		$14,262	14,001	13,977
Master ConcessionAir (4)	First Lien Senior Secured Loan	SOFR	3.00%	8.50%	12.53%	6/21/2029		$1,679	1,656	1,654
Master ConcessionAir (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	8.50%	12.26%	6/21/2029		$179	179	176
Master ConcessionAir (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	3.00%	8.50%	12.34%	6/21/2029		$216	213	213
Monarch Collective Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	3/17/2032		$19,728	19,631	19,531

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Consumer
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	3/17/2032	$1,171	1,088	991
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.07%	3/17/2032	$721	705	685
Spotless Brands (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.83%	7/25/2028	$4,094	4,070	4,094
Spotless Brands (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.34%	7/25/2028	$176	175	176
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.25%	8/15/2030	$4,699	4,658	4,652
Vasa Fitness, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.25%	8/14/2030	$8,050	8,018	7,970
Vasa Fitness, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/15/2030	$—	(8)	(11)
WhiteWater Express (4)	Subordinated Debt	—	—	14.00% PIK	14.00%	3/31/2031	$18,494	18,387	18,494
Services: Consumer Total								$102,011	$101,918	8.8%

Telecommunications
Allo Holdco Borrower LLC (4)	Subordinated Debt	—	—	7.50% (8.00% PIK)	15.50%	4/16/2032	$16,124	15,947	15,882
Mecp1 Reno 1, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.75%	7.65%	12/18/2028	$12,905	11,691	11,435
Substantial Holdco Limited (4)(5)(7)	Subordinated Debt	—	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£9,923	13,340	13,183
Telecommunications Total								$40,978	$40,500	3.5%

Transportation: Cargo
Global HC Logistics Lower Intermediate, LLC (4)(7)(12)(13)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.00%	7.50%	8/15/2033	€11,321	12,969	12,733
Global HC Logistics Lower Intermediate, LLC (4)(7)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.10%	8/15/2033	$7,263	7,191	7,190
Global HC Logistics Lower Intermediate, LLC (4)(5)(7)	First Lien Senior Secured Loan - Revolver	EURIBOR	1.00%	5.00%	7.39%	8/15/2033	€755	838	823
Gulf Winds International (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.90%	12/16/2028	$9,756	9,608	9,171
ICAT Logistics, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.01%	3/1/2029	$10,397	10,298	10,293
ICAT Logistics, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.15%	3/1/2029	$4,646	4,595	4,599
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.01%	3/1/2029	$10,697	10,626	10,590
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.15%	3/1/2029	$6,570	6,573	6,504
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.25%	10.15%	3/1/2029	$2,691	2,672	2,664
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.15%	3/1/2029	$1,443	1,433	1,428
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/1/2029	$—	(6)	(6)
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/1/2029	$—	2	(10)
RoadOne (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.57%	12/29/2028	$7,700	7,580	7,623
Transportation: Cargo Total								$74,379	$73,602	6.3%

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Utilities: Electric
KAMC Holdings, Inc. (4)(12)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.00%	8/1/2031		$25,719	25,474	25,269
KAMC Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	9.01%	8/1/2031		$548	513	481
Utilities: Electric Total									$25,987	$25,750	2.2%

Utilities: Water
Vessco Water (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.15%	7/24/2031		$3,707	3,670	3,708
Vessco Water (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.15%	7/24/2031		$1,119	1,114	1,119
Vessco Water (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.50%	8.37%	7/24/2031		$989	933	989
Vessco Water (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/24/2031		$—	(17)	—
Utilities: Water Total									$5,700	$5,816	0.5%

Wholesale
Blackbird Purchaser, Inc. (4)(13)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.82%	12/19/2030		$10,657	10,640	10,657
Blackbird Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.75%	9.82%	12/19/2029		$1,202	1,200	1,202
Chex Finer Foods, LLC (4)(13)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.81%	6/6/2031		$7,241	7,203	7,241
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	10.07%	6/6/2031		$6,739	6,725	6,739
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/6/2031		$—	(21)	—
Fifty AU Bidco Pty Ltd (4)(12)(13)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.82%	8/1/2031	AUD	3,205	2,066	2,208
Fifty U.S. Bidco Inc (4)(12)(13)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/1/2031		$4,177	4,159	4,136
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	8/1/2031		$276	271	232
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.07%	8/1/2031		$3,478	3,463	3,467
Wholesale Total									$35,706	$35,882	3.1%
Non-Controlled/Non-Affiliate Investments Total									$2,240,790	$2,247,571	193.8%

Non-Controlled/Affiliate Investments (9)
Banking
BCC Eden Rock I Investments 2, Ltd. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	12.00%	12.00%	7/8/2038		£3,469	4,661	4,609
BCC Eden Rock I Investments 2, Ltd. (4)(5)(6)(7)(11)	Preferred Equity	—	—	—	—	—		656	52	52
Banking Total									$4,713	$4,661	0.4%

Beverage, Food, & Tobacco
BCC CPK Investments 2, LP (4)(6)(11)	Equity Interest	—	—	—	—	—		7,399	7,399	7,399

BAIN CAPITAL PRIVATE CREDIT

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(In thousands)
(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Affiliate Investments (9)
Beverage, Food, & Tobacco
CPK IPCO Buyer LLC (4)	Subordinated Debt	—	—	12.00%	12.00%	12/22/2031	$11,965	11,807	11,784
Beverage, Food, & Tobacco Total								$19,206	$19,183	1.7%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (4)(11)	Preferred Equity	—	—	—	—	—	9	7,550	8,852
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	—	100	155
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	—	—	511
FIRE: Finance Total								$7,650	$9,518	0.8%

Wholesale
Abracon Borrower, LLC. (4)(12)	First Lien Senior Secured Loan	SOFR	2.00%	5.50%	9.72%	6/10/2030	$5,402	5,402	5,402
Abracon Borrower, LLC. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	2.00%	5.50%	9.72%	6/10/2030	$23	23	23
Abracon TopCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	3	1,726	4,117
Wholesale Total								$7,151	$9,542	0.8%
Non-Controlled/Affiliate Investments Total								$38,720	$42,904	3.7%

Controlled Affiliate Investments (10)
Investment Vehicles
Bain Capital Senior Loan Program II, LLC (4)(5)(7)	Subordinated Note Investment Vehicles	—	—	10.00%	10.00%	12/27/2036	$105,240	105,240	105,239
Bain Capital Senior Loan Program II, LLC (7)(11)	Equity Interest Investment Vehicles	—	—	—	—	—	2,250	7,215	6,740
Bain Capital Senior Loan Program II, LLC (7)(11)	Preferred Equity Interest Investment Vehicles	—	—	—	—	—	10	10	6
Investment Vehicles Total								$112,465	$111,985	9.7%
Controlled Affiliate Investments Total								$112,465	$111,985	9.7%
Investments Total								$2,391,975	$2,402,460	207.1%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	—	3.79%	—	$22,920	22,920	22,920
Blackrock Liquidity Funds T Fund Institutional Share Class	Cash Equivalents	—	—	—	3.80%	—	$14,289	14,289	14,289
Cash Equivalents Total								$37,209	$37,209	3.2%
Investments and Cash Equivalents Total								$2,429,184	$2,439,669	210.3%

Interest Rate Swaps

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Depreciation
Interest Rate Swap	Series 2025 Senior Notes, Tranche A Notes	5.92%	SOFR + 2.43%	BNP Paribas	11/29/2028	$110,000	$-	$(2,937)
Interest Rate Swap	Series 2025 Senior Notes, Tranche B Notes	6.25%	SOFR + 2.69%	BNP Paribas	11/29/2030	$165,000	$-	(7,953)
								$(10,890)

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
$332		€0	Bank of New York	10/02/2026	$332
$14,404		£10,870	Wells Fargo	11/10/2026	(39)
$6,344		€5,390	Wells Fargo	11/20/2026	209
$1,496		€1,370	Bank of New York	12/16/2026	(65)
$13,167		€11,110	Bank of New York	01/07/2027	492
$2,678		€2,280	Wells Fargo	01/07/2027	77
$689	AUD	990	BNP Paribas	01/22/2027	1
$720	AUD	1,000	Wells Fargo	01/22/2027	25
$4,665		£3,460	BNP Paribas	02/23/2027	66
$2,023		£1,500	Wells Fargo	02/23/2027	29
$695		€550	Bank of New York	03/30/2027	66
$1,490		£1,120	Bank of New York	03/30/2027	1
$7,659		£5,720	Bank of New York	04/12/2027	55
$2,020		£1,500	Wells Fargo	04/12/2027	26
$3,864		£2,880	BNP Paribas	05/07/2027	36
$8,038		€6,830	BNP Paribas	05/14/2027	205
$574	NZ$	980	Bank of New York	06/02/2027	17
$2,231	AUD	3,200	BNP Paribas	06/10/2027	11
$4,500		£3,350	Bank of New York	06/10/2027	46
$4,501		€3,900	BNP Paribas	07/26/2027	15
$1,096	AUD	1,580	Bank of New York	07/26/2027	—
$8,828		€7,630	Bank of New York	09/02/2027	36
$1,423	AUD	2,000	BNP Paribas	09/02/2027	36
$2,135	AUD	3,000	Wells Fargo	09/02/2027	54
$10,488		£7,760	Bank of New York	09/13/2027	169
					$1,900

1. All assets, except for investment vehicles and assets pledged as collateral for the JPM Revolving Credit Facility or the GS Revolving Credit Facility, are pledged as collateral under the Sumitomo Credit Facility. Please see Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt for additional details.

2. The investments bear interest at a rate that may be determined by reference to the Prime Rate ("Prime" or "P"), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Sterling Overnight Index Average ("SONIA"), the Bank Bill Benchmark Rate ("BKBM"), the Bank Bill Swap Bid Rate (“BBSY”) or Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of September 30, 2026. Certain investments are subject to an interest rate floor. Rates on equity instruments represent contractual dividend rates on certain preferred equity positions. Certain investments or a portion thereof may include Payment-in-Kind interest (“PIK”).

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

6. Non-income producing.

7. The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets totaled 12.7% of the Company’s total assets.

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

11. Security exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $101,237 or 8.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon TopCo, LLC	06/08/2026
Advanced Aircrew	07/26/2024
AGS American Services Investments, L.P.	07/24/2025
AQPI Investors LP	02/19/2026
Bain Capital Senior Loan Program II, LLC	03/24/2025
BCC AmeriQual Investments 2, LP	02/19/2026
BCC CPK Investments 2, LP	12/08/2025
BCC Eden Rock I Investments 2, Ltd.	07/08/2026
BCC ESI Investments 2, LLC	05/08/2026
BCC HGS Investments 2, LP	10/21/2025
BCC High Divide 2, L.P	06/10/2026
BCC Trillium Foods Investments 2, LP	05/13/2025
BCPC Project Aberdeen, LLC	07/03/2024
Chartbeat	10/04/2024
City BBQ	09/04/2024
DTIQ	09/30/2024
EHE Health	08/07/2024
Electronic Merchant Systems	07/12/2024
Elevation NewCo Intermediate, LLC	08/01/2025
Eleven Software	05/13/2026
Endurance Holdco Limited	11/14/2025
Endurion Capital Holdings, LP	07/02/2026
Galeria	04/09/2024
HG Insights, Inc.	06/16/2025
Hollywood LP	04/16/2025
Legacy Corporate Lending HoldCo, LLC	04/21/2023
LEP CP Co-Invest, L.P.	04/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Odyssey Behavioral Health	11/21/2024
PayRange	10/29/2024
Polar Technology Group LLC	03/02/2026
PPT Group	02/28/2025
Pure Wafer	11/12/2024
Rydoo	09/26/2024
SensorTower	03/15/2024
Sikich	05/06/2024
Slingmax Acquisition, LLC	09/30/2026
SoftCo	03/01/2024
Spindrift	02/19/2025
STAX Holding, Inc.	06/18/2026

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
				$(2,781)

1. The investments bear interest at a rate that may be determined by reference to EURIBOR, SONIA, BKBM, BBSY or SOFR which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for PIK. For each, the Company has provided the PIK or the spread over EURIBOR, SOFR, SONIA, BKBM or BBSY and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a EURIBOR, SOFR, SONIA, BKBM or BBSY interest rate floor.

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

10. Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $70,554 or 7.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL PRIVATE CREDIT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Private Credit (“BCPC” or the “Company”), is a Delaware statutory trust which was formed on December 21, 2021. BCPC Advisors, LP (the “Advisor”), a subsidiary of Bain Capital Credit, is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”). Prior to September 28, 2023, BCSF Advisors, LP served as the investment advisor for the Company pursuant to a previous investment advisory agreement. The Company is a non-exchange traded, perpetual life management investment company that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated and intends to operate in a manner so as to continuously qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company has the authority to issue unlimited shares of all classes of common shares (“Common Shares”), par value $0.01 per share. The Company is offering to the public three classes of Common Shares: Class S shares, Class D shares and Class I shares. The differences among the share classes relate to ongoing shareholder servicing and/or distribution fees, with Class S shares and Class D shares subject to ongoing shareholder servicing and/or distribution fees of 0.85% and 0.25%, respectively and Class I shares are not subject to a shareholder servicing and/or distribution fee. In addition, although neither the Company nor Emerson Equity LLC (the “Managing Dealer”) will charge upfront sales loads with respect to Class S shares, Class D shares or Class I shares, if the purchases of Class S shares or Class D shares are through certain financial intermediaries, such intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a maximum 3.5% of NAV for Class S shares and 1.5% of NAV for Class D shares. Selling agents may not charge such fees on Class I shares. Class S shares are available through brokerage and transaction-based accounts. Class D shares are generally available for purchase in this offering only (1) through fee-based programs, also known as wrap accounts, that provide access to Class D shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares, (3) through transaction/ brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) other categories of investors that we name in an amendment or supplement to the Company's prospectus. Class I shares are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) by the Company’s executive officers and Trustees and their immediate family members, as well as officers and employees of the Advisor or other affiliates and their immediate family members, and, if approved by the Board, joint venture partners, consultants and other service providers, or (5) by other categories of investors that the Company names in an amendment or supplement to this prospectus. In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering and does not enter into a new relationship with a participating broker or the Managing Dealer, as applicable, for the Company’s offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares. The Company may also offer Class I shares to certain feeder vehicles primarily created to hold Class I shares, which in turn offer interests in themselves to investors. The Company expects to conduct such offerings pursuant to exceptions to registration under the Securities Act and not as a part of the Company’s public offering. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests. The Company may also offer Class I shares to other investment vehicles.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended September 30, 2026 and 2025, the Company recorded $3.2 million and $0.7 million, of dividend income, respectively, of which, $1.2 million and $0.3 million, related to PIK dividends, respectively. For the nine months ended September 30, 2026 and 2025 the Company recorded $6.5 million and $1.6 million, of dividend income, respectively, of which, $3.2 million and $0.9 million, related to PIK dividends, respectively.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, there were no loans on non-accrual. As of December 31, 2025, there was one loan on non-accrual.

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

The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2026 and 2025, we recorded an expense of $0.3 million and $0.1 million, respectively for U.S. federal excise tax. For the nine months ended September 30, 2026 and 2025, we recorded an expense of $0.7 million and $0.3 million, respectively for U.S. federal excise tax.

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

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the Consolidated Schedules of Investments. As of September 30, 2026, all restricted cash is reserved for closing expenses related to the Company's revolving credit facilities. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts paid by investors for Common Shares which have not yet been included in shareholders' capital. The amounts paid are included in cash on the Company's Statements of Assets and Liabilities. As of September 30, 2026, there were no subscriptions received in advance.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred.

Offering Costs

Offering costs in connection with the continuous offering of Common Shares of the Company are recognized as a deferred charge and are amortized on a straight-line basis over a twelve month period and are included in amortization of deferred offering costs in the Company’s Consolidated Statements of Operations. As of September 30, 2026, there were deferred offering costs of $0.3 million. As of December 31, 2025, there were no deferred offering costs on the Company’s Statements of Assets and Liabilities.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. “Debt”, Note 7. “Derivatives” and Note 11. “Subsequent Events” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through September 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files its tax return for the tax year ending December 31, 2026. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from U.S. GAAP. BCPC I, LLC and BCPC II-J, LLC are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2026, the tax years that remain subject to examination are from 2023 forward.

For the three months ended September 30, 2026 and 2025, tax expense was $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, tax expense was $0.7 million and $0.3 million, respectively.

Recent Accounting Pronouncements

The Company's management has evaluated recently issued accounting standards through November 12, 2026, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$2,041,205	85.3%	$2,037,776	84.8%
Second Lien Senior Secured Loan	19,054	0.8	19,132	0.8
Subordinated Debt	140,082	5.9	139,076	5.8
Preferred Equity	47,994	2.0	49,767	2.1
Equity Interest	31,175	1.3	44,028	1.8
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	105,240	4.4	105,239	4.4
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	6	0.0
Equity Interests in Investment Vehicles (1)	7,215	0.3	6,740	0.3
Total	$2,391,975	100.0%	$2,402,460	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA(1)	$2,159,314	90.3%	$2,170,224	90.3%
United Kingdom	103,559	4.3	102,899	4.3
Germany	38,949	1.6	38,922	1.6
Canada	28,426	1.2	28,321	1.2
Jersey	12,117	0.5	12,313	0.5
Australia	8,481	0.4	8,792	0.4
Luxembourg	7,887	0.3	7,571	0.3
Bermuda	6,717	0.3	6,600	0.3
France	6,516	0.3	6,539	0.3
Belgium	6,104	0.3	6,199	0.3
Netherlands	5,923	0.2	5,913	0.2
Ireland	4,840	0.2	5,077	0.2
Guernsey	2,416	0.1	2,414	0.1
New Zealand	726	0.0	676	0.0
Total	$2,391,975	100.0%	$2,402,460	100.0%

(1)
Includes debt and equity investment in SLP II. Investments in the USA represented 100% of SLP II’s investment portfolio at amortized cost and fair value.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA(1)	$1,495,779	89.9%	$1,506,911	89.7%
United Kingdom	79,946	4.8	80,952	4.8
Germany	17,872	1.1	18,545	1.1
Canada	17,243	1.0	17,335	1.0
Luxembourg	10,770	0.6	11,550	0.7
Jersey	10,995	0.7	11,187	0.7
France	6,585	0.4	6,829	0.4
Italy	6,111	0.4	6,716	0.4
Belgium	5,958	0.4	6,528	0.4
Ireland	4,837	0.3	5,535	0.3
Australia	4,117	0.2	4,248	0.3
Guernsey	2,174	0.1	2,207	0.1
Netherlands	1,887	0.1	2,039	0.1
New Zealand	718	0.0	676	0.0
Total	$1,664,992	100.0%	$1,681,258	100.0%

(1)
Includes debt and equity investment in SLP II. Investments in the USA represented 100% of SLP II’s investment portfolio at amortized cost and fair value.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$309,796	13.0%	$315,528	13.1%
Services: Business	242,326	10.1	244,962	10.2
Healthcare & Pharmaceuticals	238,682	10.0	237,845	9.9
Beverage, Food, & Tobacco	178,080	7.5	179,743	7.5
Capital Equipment	124,004	5.2	125,176	5.2
Aerospace & Defense	123,931	5.2	124,157	5.2
Investment Vehicles (2)	112,465	4.7	111,985	4.7
Services: Consumer	102,011	4.3	101,918	4.2
Environmental Industries	99,215	4.2	99,559	4.2
Consumer Goods: Non-Durable	89,212	3.7	88,922	3.7
Construction & Building	89,054	3.7	88,878	3.7
Media: Advertising, Printing & Publishing	85,312	3.6	84,410	3.5
FIRE: Real Estate (1)	81,192	3.4	81,200	3.4
Transportation: Cargo	74,379	3.1	73,602	3.1
Metals & Mining	66,558	2.8	67,960	2.8
Consumer Goods: Durable	67,156	2.8	67,210	2.8
FIRE: Finance (1)	50,099	2.1	53,272	2.2
Wholesale	42,857	1.8	45,424	1.9
Telecommunications	40,978	1.7	40,500	1.7
Hotel, Gaming, & Leisure	36,374	1.5	36,757	1.5
Chemicals, Plastics, & Rubber	37,009	1.5	36,236	1.5
Utilities: Electric	25,987	1.1	25,750	1.1
Media: Diversified & Production	24,396	1.0	22,981	1.0
FIRE: Insurance (1)	17,407	0.7	17,402	0.7
Containers, Packaging, & Glass	14,685	0.6	14,657	0.6
Utilities: Water	5,700	0.2	5,816	0.2
Automotive	7,478	0.3	5,500	0.2
Banking	4,713	0.2	4,661	0.2
Retail	919	0.0	449	0.0
Total	$2,391,975	100.0%	$2,402,460	100.0%
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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II are $100 million. The Company and Amberstone each made an initial capital commitment to SLP II of $50 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of September 30, 2026, the total capital commitments to SLP II were $300 million.

As of September 30, 2026, the fair value of the Company’s investment in SLP II consisted of subordinated notes of $105.2 million, preferred equity interests of $0.01 million and equity interests of $6.7 million. As of December 31, 2025, the fair value of the Company’s investment in SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.06 million and equity interests of $7.0 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP II. Since inception, the Company has sold $782.2 million of its investments to SLP II. For the three and nine months ended September 30, 2026, the Company has sold $99.5 million and $633.5 million of its investments to SLP II, respectively. The Company purchased no investments from SLP II during the three and nine months ended September 30, 2026. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

The 2026-1 Notes are scheduled to mature on April 21, 2038 and are included in SLP II's Consolidated Financial Statements. Additionally, SLP II holds $75.3 million in membership interests in the 2026-1 Issuer ("2026-1 Membership Interests"). 100% of the 2026-1 Membership Interests are retained by SLP II and eliminated in consolidation on SLP II's Consolidated Financial Statements. Below is a table summary of the 2026-1 Notes as of September 30, 2026:

				Interest rate at
2026-1 Debt	Principal Amount	Spread above Index		September 30, 2026
Class A-1 Notes	$232,000	1.42	% + 3 Month SOFR	5.15%
Class A-2 Notes	16,000	1.60	% + 3 Month SOFR	5.33%
Class B Notes	30,000	1.70	% + 3 Month SOFR	5.43%
Class C Notes	28,000	2.00	% + 3 Month SOFR	5.73%
Class D Notes	22,000	3.00	% + 3 Month SOFR	6.73%
Total 2026-1 Notes	$328,000

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

Below is a summary of SLP II’s portfolio at fair value:

	As of	As of
	September 30, 2026	December 31, 2025
Total investments	$739,185	$141,011
Weighted average yield on investments	9.3%	9.2%
Number of borrowers in SLP II	76	27
Largest portfolio company investment	$16,540	$9,975
Total of five largest portfolio company investments	$81,206	$34,742
Unfunded commitments	$2,276	$—

Below is a listing of SLP II’s individual investments as of September 30, 2026:

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Aerospace & Defense
ATS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	7/12/2029	$15,114	15,073	15,113
BTX Precision (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	7/25/2030	$5,604	5,604	5,604
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	7/25/2030	$4,183	4,183	4,183
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	7/25/2030	$3,980	3,980	3,980
Heads Up Technologies, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	7/23/2030	$13,900	13,872	13,900
Saturn Purchaser Corp. (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.31%	7/22/2030	$6,887	6,887	6,887
Aerospace & Defense Total								$49,599	$49,667	552.9%

Automotive
Chilton (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	2/5/2031	$4,925	4,898	4,777
Intoxalock (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.79%	11/1/2028	$4,961	4,961	4,962
Automotive Total								$9,859	$9,739	108.4%

Beverage, Food, & Tobacco
AgroFresh Solutions (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	4/1/2030	$4,958	4,958	4,908
INW Manufacturing, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	1/23/2031	$10,016	9,924	9,916
Shennong Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	5/6/2033	$14,000	13,933	13,930
Beverage, Food, & Tobacco Total								$28,815	$28,754	320.1%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.51%	8/27/2030	$11,570	11,411	11,397
Engineered Products Co., LLC (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.45%	8/12/2031	$4,742	4,699	4,742
Ergotron Acquisition LLC (3)(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	7/6/2028	$7,282	7,282	7,282
EXT Acquisitions, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.27%	12/19/2031	$5,970	5,942	5,970
Minus Forty QBD Corp. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.51%	8/27/2030	$4,191	4,130	4,128
Capital Equipment Total								$33,464	$33,519	373.1%

Construction & Building
AGS American Glass Services Acquisition, LLC (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.32%	7/24/2031	$6,359	6,332	6,359
G702 Buyer, Inc. (3)(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	9.01%	7/2/2031	$6,699	6,605	6,699
TL Sapphire Parent, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	1/24/2033	$6,965	6,932	6,965
Zeus Fire & Security (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/11/2030	$6,947	6,932	6,947

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Construction & Building
Zeus Fire & Security (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	12/11/2030	$4,052	4,052	4,052
Construction & Building Total								$30,853	$31,022	345.3%

Consumer goods: Durable
New Milani Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	6/26/2031	$11,922	11,890	11,922
Consumer goods: Durable Total								$11,890	$11,922	132.7%

Consumer goods: Non-durable
Hempz (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	10/25/2029	$6,903	6,847	6,730
Orchard Park BidCo, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	4/21/2033	$16,334	16,254	16,252
Phlur LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.06%	5/3/2032	$9,352	9,306	9,305
RoC Skincare (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	2/21/2031	$6,947	6,947	6,947
Summer Fridays, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	5/16/2031	$16,221	16,044	15,896
WU Holdco, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	4/15/2032	$12,239	12,239	12,239
Consumer goods: Non-durable Total								$67,637	$67,369	750.0%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.09%	12/31/2030	$9,817	9,816	9,817
Precision Concepts Parent Inc. (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.57%	8/2/2032	$3,970	3,933	3,930
Precision Concepts Parent Inc. (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.51%	8/2/2032	$2,481	2,458	2,456
Containers, Packaging, & Glass Total								$16,207	$16,203	180.4%

FIRE: Finance
PMA (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	1/31/2031	$16,539	16,487	16,540
Wealth Enhancement Group (WEG) (3)(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.25%	7.98%	10/2/2028	$4,444	4,444	4,444
FIRE: Finance Total								$20,931	$20,984	233.6%

FIRE: Insurance
Simplicity (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	12/31/2031	$11,922	11,922	11,922
FIRE: Insurance Total								$11,922	$11,922	132.7%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/20/2030	$6,947	6,917	6,947

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Healthcare & Pharmaceuticals
AEG Vision (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.97%	3/27/2027	$4,912	4,912	4,912
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$6,965	6,965	6,965
AOM Infusion (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.04%	3/19/2032	$12,653	12,602	12,653
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	9.04%	3/19/2032	$2,271	2,271	2,271
Beacon Specialized Living (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	3/27/2028	$4,229	4,229	4,229
CRH Healthcare Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.33%	9/17/2031	$16,464	16,410	16,216
EHE Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	8/7/2030	$13,247	13,133	13,048
Lightspeed Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.57%	2/6/2032	$9,352	9,277	9,258
Odyssey Behavioral Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	5/21/2031	$13,610	13,563	13,610
Pharmacy Partners (3)(4)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.26%	2/28/2029	$6,947	6,947	6,947
Psychiatric Medical Care LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	7/1/2032	$9,999	9,880	9,999
Red Nucleus (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.08%	10/17/2031	$6,910	6,860	6,772
RedMed Operations (Collage Rehabilitation) (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	2/28/2031	$13,594	13,537	13,594
Vatica Health, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.32%	10/29/2032	$14,497	14,404	14,497
Healthcare & Pharmaceuticals Total								$141,907	$141,918	1579.9%

High Tech Industries
Appriss (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.84%	3/10/2031	$14,485	14,475	14,485
G-3 Frax Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.82%	1/30/2032	$7,000	6,942	6,878
Harbor IT, LLC (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.00%	8.90%	3/13/2031	$6,974	6,941	6,904
ORBCOMM Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	4/27/2032	$7,000	6,949	6,965
PayRange (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	10/31/2030	$6,965	6,965	6,965
PayRange (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	10/31/2030	$2,092	2,092	2,092
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.82%	3/17/2033	$6,965	6,914	6,965
SensorTower (3)(4)	First Lien Senior Secured Loan	SOFR	2.00%	7.50%	11.48%	3/15/2029	$2,295	2,295	2,295
High Tech Industries Total								$53,573	$53,549	596.1%

Hotel, Gaming, & Leisure
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	5/6/2032	$15,661	15,613	15,661
City BBQ (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	9.24%	9/4/2030	$12,342	12,281	12,157
Pyramid Global Hospitality (3)(4)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	9.00%	1/19/2028	$6,945	6,945	6,945
Hotel, Gaming, & Leisure Total								$34,839	$34,763	387.0%

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Media: Diversified & Production
Owl Acquisition, LLC (3)(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/17/2032	$6,935	6,869	6,623
Media: Diversified & Production Total								$6,869	$6,623	73.7%

Metals & Mining
Elevation NewCo, LLC (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	8/1/2031	$6,961	6,898	6,961
Lindstrom, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	12/30/2032	$10,945	10,828	10,945
Metals & Mining Total								$17,726	$17,906	199.3%

Services: Business
ACAMS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	12/30/2031	$9,352	9,274	9,305
Allbridge (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	6/5/2030	$4,888	4,888	4,888
Alogent Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.23%	1/21/2032	$9,352	9,239	9,258
BLI Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.82%	10/31/2031	$9,581	9,537	9,581
Dealer Services Network (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	2/9/2027	$4,913	4,913	4,913
Discovery Senior Living (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.65%	3/18/2030	$3,721	3,721	3,703
Discovery Senior Living (3)(4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.65%	3/18/2030	$2,630	2,630	2,613
Discovery Senior Living (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.65%	3/18/2030	$9,334	9,287	9,287
E-Tech Group (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	4/9/2030	$3,441	3,402	3,441
Easy Ice (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.22%	10/30/2030	$7,294	7,240	7,294
Electronic Merchant Systems (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.40%	8/1/2030	$9,073	9,073	9,073
Electronic Merchant Systems (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.39%	8/1/2030	$3,242	3,242	3,242
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.49%	2/2/2033	$9,352	9,278	9,305
PRGX (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	12/20/2030	$12,126	11,915	11,851
Pure Wafer (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	11/12/2030	$7,036	7,036	7,036
Pure Wafer (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.50%	11/12/2030	$2,293	2,293	2,293
Services: Business Total								$106,968	$107,083	1192.1%

Services: Consumer
CorePower Yoga, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	4/30/2031	$16,052	16,032	16,052
Monarch Collective Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	3/17/2032	$6,965	6,932	6,895
Spotless Brands (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.34%	7/25/2028	$9,351	9,351	9,351

Senior Loan Program II, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Services: Consumer
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.25%	8/15/2030	$16,309	16,138	16,146
Services: Consumer Total								$48,453	$48,444	539.3%

Transportation: Cargo
ICAT Logistics, Inc. (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.15%	3/1/2029	$6,451	6,366	6,387
Transportation: Cargo Total								$6,366	$6,387	71.1%

Utilities: Electric
KAMC Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.00%	8/1/2031	$11,941	11,794	11,732
Utilities: Electric Total								$11,794	$11,732	130.6%

Utilities: Water
Vessco Water (3)(4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.15%	7/24/2031	$7,000	7,000	7,000
Vessco Water (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.25%	8.15%	7/24/2031	$5,913	5,913	5,913
Utilities: Water Total								$12,913	$12,913	143.7%

Wholesale
Chex Finer Foods, LLC (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.81%	6/6/2031	$9,900	9,850	9,900
Fifty U.S. Bidco Inc (3)(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/1/2031	$6,935	6,906	6,866
Wholesale Total								$16,756	$16,766	186.6%
Investments Total								$739,341	$739,185	8228.7%

Cash Equivalents
Fidelity Investments Money Market Government Portfolio - Class I	Cash Equivalents	—	—	—	3.74%	—	$12,170	12,170	12,170
Cash Equivalents Total								$12,170	$12,170	135.5%
Investments and Cash Equivalents Total								$751,511	$751,355	8364.2%

1. The investments bear interest at a rate that may be determined by reference to SOFR which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of September 30, 2026. Certain investments are subject to an interest rate floor. Investments or a portion thereof may provide for PIK.

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

23. Tick mark not used.

24. Tick mark not used.

25. Tick mark not used.

26. Tick mark not used.

Below is the financial information for SLP II:

Selected Balance Sheet Information

	As of	As of
	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value (cost basis of $739,341 and 140,534, respectively)	$739,185	$141,011
Cash and cash equivalents	44,922	5,702
Prepaid expenses	4,502	4,514
Deferred financing costs (net of accumulated amortization of $292 and $79, respectively)	3,165	321
Interest receivable on investments	3,873	788
Receivable for investments sold	6,922	—
Total assets	$802,569	$152,336

LIABILITIES
Subordinated notes payable to members	$210,490	$40,490
Interest payable on subordinated notes payable to members	4,907	1,035
Interest payable on debt	3,777	1,701
Payable for investments purchased	22,899	—
Debt	546,000	98,323
Dividend payable	3,127	667
Accounts payable and accrued expenses	2,386	588
Total liabilities	$793,586	$142,804

MEMBERS' EQUITY
Members’ equity	8,983	9,532
Total members' equity	8,983	9,532
Total liabilities and members’ equity	$802,569	$152,336

Selected Statement of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
Interest income	$15,932	$2,964	$30,039	$4,948
Total investment income	15,932	2,964	30,039	4,948

Expenses
Interest and debt financing expenses	6,699	1,248	13,665	2,244
Interest expense on subordinated notes payable to members	4,908	809	9,085	1,482
Professional fees and other expenses	1,308	304	2,703	578
Total expenses	12,915	2,361	25,453	4,304
Net investment income (loss)	3,017	603	4,586	644

Net realized and unrealized gains
Net realized gain on investments	42	1	94	29
Net change in unrealized appreciation on investments	(278)	80	(633)	605
Total net gain	(236)	81	(539)	634
Net increase in members' equity from operations	$2,781	$684	$4,047	$1,278

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
		Level 1		Level 2		Level 3		Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan		$—		$—		$2,037,776		$—	$2,037,776
Second Lien Senior Secured Loan		—		—		19,132		—	19,132
Subordinated Debt		—		—		139,076		—	139,076
Preferred Equity		—		—		49,767		—	49,767
Equity Interest		—		—		44,028		—	44,028
Warrants		—		—		696		—	696
Subordinated Notes in Investment Vehicles (1)		—		—		105,239		—	105,239
Preferred Equity Interest in Investment Vehicles (1)		—		—		—		6	6
Equity Interests in Investment Vehicles (1)		—		—		—		6,740	6,740
Total Investments		$—		$—		$2,395,714		$6,746	$2,402,460
Cash equivalents		$37,209	$		$		$		$37,209
Forward currency exchange contracts (asset)	$			$1,900	$		$		$1,900
Interest rate swap (liability)	$			$(10,890)	$		$		$(10,890)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2026	$1,396,254	$18,749	$103,961	$24,362	$37,894	$1,233	$20,240	$1,602,693
Purchases of investments and other adjustments to cost	1,452,217	11	39,574	24,009	5,016	—	84,999	1,605,826
Paid-in-kind interest income	2,958	289	10,682	1,591	—	—	—	15,520
Net accretion of discounts (amortization of premiums)	3,185	8	74	(15)	—	—	—	3,252
Principal repayments and sales of investments	(806,018)	—	(13,929)	(500)	(3,383)	—	—	(823,830)
Net change in unrealized appreciation on investments	(6,491)	86	(1,748)	345	3,145	(537)	—	(5,200)
Net realized gain/(loss) on investments	(4,329)	(11)	462	(25)	1,356	—	—	(2,547)
Balance as of September 30, 2026	$2,037,776	$19,132	$139,076	$49,767	$44,028	$696	$105,239	$2,395,714
Change in unrealized appreciation attributable to investments still held at September 30, 2026	$(10,077)	$86	$(1,143)	$344	$3,870	$(537)	$—	$(7,457)

(1) Represents debt investment in SLP II.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2026, there were no transfers in and out of Level 3.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2026 were as follows:

	As of September 30, 2026
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs(3)					Weighted Average (2)
First Lien Senior Secured Loan	$1,754,738	Discounted Cash Flows	Comparative Yield	7.0%		—	19.4%		11.1%
First Lien Senior Secured Loan	5,425	Comparable Company Multiple	EBITDA Multiple			—			11.0	x
Second Lien Senior Secured Loan	19,132	Discounted Cash Flows	Comparative Yield			—			13.6%
Subordinated Note Investment Vehicles	105,240	Collateral Coverage	Recovery Rate			—			100.0%
Subordinated Debt	132,815	Discounted Cash Flows	Comparative Yield	12.7%		—	19.4%		16.7%
Subordinated Debt	6,262	Comparable Company Multiple	EBITDA Multiple			—			15.0	x
Equity Interest	666	Comparable Company Multiple	Book Value Multiple			—			1.3	x
Equity Interest	40,832	Comparable Company Multiple	EBITDA Multiple	6.5	x	—	23.0	x	12.2	x
Equity Interest	950	Comparable Company Multiple	Revenue Multiple			—			7.8	x
Preferred equity	29,163	Comparable Company Multiple	EBITDA Multiple	7.5	x	—	16.0	x	10.9	x
Preferred equity	668	Comparable Company Multiple	Revenue Multiple	4.5	x	—	7.8	x	6.8	x
Preferred equity	8,852	Comparable Company Multiple	Book Value Multiple			—			1.3	x
Preferred Equity	5,081	Discounted Cash Flows	Discount Rate			—			13.0%
Preferred Equity	5,502	Discounted Cash Flows	Comparative Yield			—			13.5%
Warrants	696	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$2,116,022

(1)
Included within the Level 3 assets of $2,395,714 is an amount of $279,692 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2026. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2026	December 31, 2025
GS Revolving Credit Facility	3	$237,891	$180,669
JPM Revolving Credit Facility	3	300,605	217,053
SMBC Revolving Credit Facility	3	560,000	120,000
2025 Senior Notes, Tranche A	2	106,805	110,909
2025 Senior Notes, Tranche B	2	157,282	166,453
Total Debt		$1,362,583	$795,084

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

For the three months ended September 30, 2026 and 2025, the management fee was $4.7 million and $2.6 million, respectively. For the three months ended September 30, 2026 and 2025, there were no management fees contractually or voluntarily waived. For the nine months ended September 30, 2026 and 2025, the management fee was $12.6 million and $6.3 million, respectively. For the nine months ended September 30, 2026 and 2025, there were no management fees contractually or voluntarily waived.

As of September 30, 2026 and December 31, 2025, $4.7 million and $3.0 million remained payable related to the Base Management Fee accrued in Base Management Fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company incurred $5.3 million and $3.1 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations. There were no voluntary waivers related to incentive fee during the three months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026 and 2025, the Company incurred $14.5 million and $7.6 million of Income Fees, respectively, which are included in incentive fee on income on the Consolidated Statements of Operations. There were no voluntary waivers related to the incentive fee during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, there was $5.3 million and $3.7 million related to Income Fees payable, respectively, which are included in incentive fee payable on income on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended September 30, 2026 and 2025, the Company recorded $0.4 million and $1.5 million of GAAP Incentive Fees on capital gains, respectively, which are included in Incentive fee (reversal) on capital gains on the Consolidated Statements of Operations.

For the nine months ended September 30, 2026 and 2025, the Company reversed $0.9 million of previously accrued GAAP Incentive Fees on capital gains and recorded $1.5 million of GAAP Incentive Fees on capital gains, respectively, which are included in Incentive fee (reversal) on capital gains on the Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, there were $0.8 million and $1.8 million of accrued Capital Gains Fees, respectively which are included in Accrued capital gains incentive fee on the Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, accrued Capital Gains Fees includes $0.0 million and $0.1 million of incentive fees which are payable under the Investment Advisory Agreement. Additionally, accrued Capital Gains Fees includes $0.8 million and $1.7 million of accrued GAAP Incentive Fees as of September 30, 2026 and December 31, 2025, respectively.

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

The Company incurred expenses related to the Administrator of $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $0.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, respectively, there were $0.3 million and $0.3 million related to the Administrator that were payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.

The Company incurred $0.3 million and $0.3 million expenses related to the sub-administrator for the three months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred $0.7 million and $0.5 million expenses related to the sub-administrator for the nine months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our shareholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of September 30, 2026 and December 31, 2025, the Advisor and/or its affiliate held 3,988,208 and 3,988,208 Class I shares of the Company’s Common Shares, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the nine months ended September 30, 2026, in which the portfolio company was an “affiliated person” (as defined in the 1940 Act) and/or an “affiliated person” that the Company is deemed to “control” (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2026	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/Affiliate Investment
Abracon First Lien Senior Secured Loan - Revolver	$—	$23	$—	$—	$—	$23	$1	$1
Abracon First Lien Senior Secured Loan	—	5,535	(133)	—	—	5,402	163	—
Abracon TopCo, LLC Equity Interest (1)	—	1,726	—	2,391	—	4,117	—	—
BCC CPK Investments 2, LP Equity Interests (1)	7,399	—	—	—	—	7,399	—	—
BCC Eden Rock I Investments 2, Ltd. First Lien Senior Secured Loan - Delayed Draw	—	4,661	—	(52)	—	4,609	89	—
BCC Eden Rock I Investments 2, Ltd. Preferred Equity(1)	—	52	—	—	—	52	1	—
CPK IPCO Buyer LLC Subordinated Debt	12,026	21	(244)	(22)	3	11,784	1,129	—
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	143	—	—	12	—	155	—	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	511	—	511	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	7,638	1,473	(500)	264	(23)	8,852	450	—
Total Non-Controlled/Affiliate Investment	$27,206	$13,491	$(877)	$3,104	$(20)	$42,904	$1,833	$1
Controlled Affiliate Investment
Bain Capital Senior Loan Program II, LLC Subordinated Note Investment Vehicles	$20,240	$84,999	$—	$—	$—	$105,239	$4,555	$—
Bain Capital Senior Loan Program II, LLC Equity Interest Investment Vehicles	6,978	316	—	(554)	—	6,740	2,087	—
Bain Capital Senior Loan Program II, LLC Preferred Equity Interest Investment Vehicles	87	—	—	(81)	—	6	737	—
Total Controlled Affiliate Investment	$27,305	$85,315	$—	$(635)	$—	$111,985	$7,379	$—
Total	$54,511	$98,806	$(877)	$2,469	$(20)	$154,889	$9,212	$1

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

For the three months ended September 30, 2026 and 2025, the Company incurred $0.0 million and $0.1 million of Managing Dealer Fee, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred $0.1 million and $0.2 million of Managing Dealer Fee, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not incur or accrue any distribution and/or shareholder servicing fees.

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

The following table presents a summary of all expenses supported and recouped by the Advisor as of September 30, 2026.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$1,994	$—	November 30, 2026	8.16%	2.81%
December 31, 2023	295	295	—	December 31, 2026	9.04%	3.17%
January 31, 2024	227	227	—	January 31, 2027	9.05%	1.77%
February 29, 2024	257	24	233	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
October 31, 2025	121	—	121	October 31, 2028	8.68%	1.15%
	$4,564	$2,540	$2,024

The following table presents a summary of all expenses supported and recouped by the Advisor as of December 31, 2025.

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
November 30, 2023	$1,994	$627	$1,367	November 30, 2026	8.16%	2.81%
December 31, 2023	295	—	295	December 31, 2026	9.04%	3.17%
January 31, 2024	227	—	227	January 31, 2027	9.05%	1.77%
February 29, 2024	257	—	257	February 28, 2027	9.00%	2.05%
March 31, 2024	253	—	253	March 31, 2027	9.00%	1.83%
April 30, 2024	267	—	267	April 30, 2027	8.99%	1.89%
May 31, 2024	286	—	286	May 31, 2027	8.95%	1.84%
June 30, 2024	269	—	269	June 30, 2027	8.83%	1.73%
July 31, 2024	287	—	287	July 31, 2027	8.84%	1.70%
August 31, 2024	308	—	308	August 31, 2027	8.83%	1.85%
October 31, 2025	121	—	121	October 31, 2028	8.68%	1.15%
	$4,564	$627	$3,937

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The Company's sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022; previously the threshold was 200%. As of September 30, 2026, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 184.4%. As of December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 216.9%.

The Company’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$250,000	$237,891	$237,891	$200,000	$180,669	$180,669
JPM Revolving Credit Facility	400,000	300,605	300,605	250,000	217,053	217,053
SMBC Revolving Credit Facility	900,000	560,000	560,000	575,000	120,000	120,000
2025 Senior Notes, Tranche A	110,000	110,000	106,201	110,000	110,000	109,104
2025 Senior Notes, Tranche B	165,000	165,000	155,553	165,000	165,000	163,505
Total Debt	$1,825,000	$1,373,496	$1,360,250	$1,300,000	$792,722	$790,331

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs and adjusted for the change in value of the hedged item.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and year ended December 31, 2025 was 5.9% and 6.4%, respectively.

The combined weighted average borrowings outstanding for the nine months ended September 30, 2026 and year ended December 31, 2025 were $1,153.1 million and $540.8 million, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$237,891	$—	$—	$237,891	$—
JPM Revolving Credit Facility	300,605	—	—	300,605	—
SMBC Revolving Credit Facility	560,000	—	—	560,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$1,373,496	$—	$110,000	$1,263,496	$—

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

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$3,366	$3,023
Unused facility fee	28	14
Amortization of deferred financing costs and upfront commitment fees	137	108
Total interest and debt financing expenses	$3,531	$3,145

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the GS Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$8,289	$9,292
Unused facility fee	122	47
Amortization of deferred financing costs and upfront commitment fees	359	321
Total interest and debt financing expenses	$8,770	$9,660

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

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$3,848	$3,948
Unused facility fee	184	17
Amortization of deferred financing costs and upfront commitment fees	185	127
Total interest and debt financing expenses	$4,217	$4,092

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the JPM Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$10,355	$8,931
Unused facility fee	268	271
Amortization of deferred financing costs and upfront commitment fees	434	377
Total interest and debt financing expenses	$11,057	$9,579

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

On September 30, 2026, the Company entered into a commitment increase supplement to the SMBC Revolving Credit Facility that provides for, among other things, an upsize in the total commitments from lenders under the SMBC Revolving Credit Facility from $850,000,000 to $900,000,000.

The SMBC Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$8,562	$3,424
Unused facility fee	219	336
Amortization of deferred financing costs and upfront commitment fees	289	228
Total interest and debt financing expenses	$9,070	$3,988

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$20,127	$6,191
Unused facility fee	674	851
Amortization of deferred financing costs and upfront commitment fees	778	579
Total interest and debt financing expenses	$21,579	$7,621

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

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the Tranche A Notes were as follows:

	As of	As of
	September 30, 2026	December 31, 2025
Principal amount of debt	$110,000	$110,000
Unamortized debt financing cost	(855)	(1,151)
Effective interest rate swap hedge	(2,944)	255
Carrying value of Series 2025 Senior Notes, Tranche A	$106,201	$109,104

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense related to the Tranche A Notes were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$1,615	$—
Amortization of deferred financing costs and upfront commitment fees	99	—
Interest Rate Swaps	119	—
Hedged Items	(12)	(7)
Total interest and debt financing expenses	$1,821	$(7)

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$4,888	$—
Amortization of deferred financing costs and upfront commitment fees	295	—
Interest Rate Swaps	252	—
Hedged Items	(33)	(7)
Total interest and debt financing expenses	$5,402	$(7)

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the Tranche B Notes were as follows:

	As of	As of
	September 30, 2026	December 31, 2025
Principal amount of debt	$165,000	$165,000
Unamortized debt financing cost	(1,483)	(1,750)
Effective interest rate swap hedge	(7,964)	255
Carrying value of Series 2025 Senior Notes, Tranche B	$155,553	$163,505

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the Tranche B Notes were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$2,607	$—
Amortization of deferred financing costs and upfront commitment fees	89	—
Interest Rate Swaps	150	—
Hedged Items	(9)	—
Total interest and debt financing expenses	$2,837	$—

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Tranche B Notes were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$7,791	$—
Amortization of deferred financing costs and upfront commitment fees	266	—
Interest Rate Swaps	290	—
Hedged Items	(46)	—
Total interest and debt financing expenses	$8,301	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. Summary of Significant Accounting Policies. The fair value of derivative contracts open as of September 30, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract. The Company had collateral on derivatives of $11.0 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively. Collateral amounts posted with derivative counterparties are included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Collateral received from counterparties is included in collateral payable on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2026, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $103.3 million and $99.0 million, respectively. For the three and nine months ended September 30, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $58.6 million and $43.8 million, respectively. The Company presents forward currency exchange contracts on a net basis by counterparty on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2026, the Company’s average notional exposure for interest rate swaps was $275.0 million. The Company had no exposure to interest rate swaps for the three and nine months ended September 30, 2025.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2026:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency exchange contracts	$1,214	$(65)	$1,149	$—	$1,149
BNP Paribas	Unrealized appreciation on forward currency exchange contracts	$370	$—	$370	$—	$370
Wells Fargo	Unrealized appreciation on forward currency exchange contracts	$420	$(39)	$381	$—	$381
BNP Paribas	Interest rate swap	$—	$(10,890)	$(10,890)	$6,946	$(3,944)

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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended September 30, 2026 and 2025, was as follows:

	For the Three Months Ended September 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$7	$(289)
Net change in unrealized appreciation on forward currency exchange contracts	388	698
Total net realized and unrealized gain on forward currency exchange contracts	$395	$409

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(0.3) million and $(0.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.4 million and $0.4 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the nine months ended September 30, 2026 and 2025, was as follows:

	For the Nine Months Ended September 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(2,169)	$457
Net change in unrealized appreciation on forward currency exchange contracts	4,681	(4,625)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$2,512	$(4,168)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(2.0) million and $4.4 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.5 million and $(4.2) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended September 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$269	$—	Interest and debt financing expenses
Hedged items	(21)	(7)	Interest and debt financing expenses

	For the Nine Months Ended September 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$542	$—	Interest and debt financing expenses
Hedged items	(79)	(7)	Interest and debt financing expenses

Note 8. Net Assets

The following table presents transactions in Common Shares during the three months ended September 30, 2026:

	For the Three Months Ended September 30, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	644,215	$16,720
Repurchase of Common Shares	(91,611)	(2,386)
Distributions reinvested	99,711	2,587
Net increase	652,315	$16,921

There were no Class S or Class D shares outstanding during the three months ended September 30, 2026.

The following table presents transactions in Common Shares during the three months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	4,348,126	$112,002
Repurchase of Common Shares	(191)	(5)
Distributions reinvested	32,598	840
Net increase	4,380,533	$112,837

There were no Class S or Class D shares outstanding during the three months ended September 30, 2025.

The following table presents transactions in Common Shares during the nine months ended September 30, 2026:

	For the Nine Months Ended September 30, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	9,606,754	$248,953
Repurchase of Common Shares	(951,069)	(24,545)
Early repurchase deduction	2,675	69
Distributions reinvested	227,542	5,895
Net increase	8,885,902	$230,372

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2026.

The following table presents transactions in Common Shares during the nine months ended September 30, 2025:

	For the Nine Months Ended September 30, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	15,330,410	$393,788
Repurchase of Common Shares	(66,018)	(1,698)
Distributions reinvested	176,474	4,529
Net increase	15,440,866	$396,619

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2025.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables present each month-end NAV per share for Class I Common Shares during the nine months ended September 30, 2026 and 2025.

NAV Per Share
For the Months Ended	Class I
January 31, 2026	$25.97
February 28, 2026	25.88
March 31, 2026	25.83
April 30, 2026	25.87
May 31, 2026	25.90
June 30, 2026	25.89
July 31, 2026	25.94
August 31, 2026	25.98
September 30, 2026	26.03

NAV Per Share
For the Months Ended	Class I
January 31, 2025	$25.61
February 28, 2025	25.58
March 31, 2025	25.69
April 30, 2025	25.67
May 31, 2025	25.69
June 30, 2025	25.73
July 31, 2025	25.75
August 31, 2025	25.79
September 30, 2025	25.90

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2026 and 2025.

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares. The following tables present distributions that were declared and payable during the nine months ended September 30, 2026 and 2025:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 27, 2026	January 30, 2026	February 27, 2026	$0.1875	$7,099
February 27, 2026	February 27, 2026	March 31, 2026	0.1875	7,226
March 31, 2026	March 31, 2026	April 30, 2026	0.2175	8,578
April 29, 2026	April 30, 2026	May 29, 2026	0.1875	7,532
May 29, 2026	May 29, 2026	June 30, 2026	0.1875	7,572
June 24, 2026	June 30, 2026	July 31, 2026	0.2175	9,657
July 24, 2026	July 31, 2026	August 31, 2026	0.1875	8,246
August 25, 2026	August 31, 2026	September 30, 2026	0.1875	8,326
September 25, 2026	September 30, 2026	October 30, 2026	0.2175	9,710
Total distributions declared			$1.7775	$73,946

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.2175	6,401
Total distributions declared			$1.7775	$41,169

There were no Class S or Class D shares outstanding during the nine months ended September 30, 2026 and 2025.

The distributions declared during the nine months ended September 30, 2026 and 2025 were derived from investment company taxable income and net capital gain, if any.

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2026 and 2025:

	Percentage of
	Outstanding Shares			Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Price Paid	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	per Share(1)	(all classes)(2)	(all classes)	Purchased(3)
March 3, 2026	5.00%	March 31, 2026	$25.83	$9,310	360,505	1.01%
June 1, 2026	5.00%	June 30, 2026	$25.89	$12,780	496,278	1.27%
September 1, 2026	5.00%	September 30, 2026	$26.03	$2,386	91,611	0.21%

(1) Represents the NAV per share as of the last calendar day of the applicable quarter. Does not reflect Early Repurchase Deduction, if any.

(2) Amounts shown are net of early repurchase deduction, if any.
(3) Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares			Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Price Paid	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	per Share(1)	(all classes)(2)	(all classes)	Purchased(3)
March 3, 2025	5.00%	March 31, 2025	$25.69	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$25.73	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$25.90	$5	191	0.00%

(1) Represents the NAV per share as of the last calendar day of the applicable quarter. Does not reflect Early Repurchase Deduction, if any.

(2) Amounts shown are net of early repurchase deduction, if any.
(3)Percentage is based on total shares as of the close of the previous calendar quarter.

Note 9. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of September 30, 2026, the Company had $745,302 of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
1375 Mezz LLC - Delayed Draw	02/01/2029	$1,965
1375 Owner LLC - Delayed Draw	02/01/2029	1,775
1375 Owner LLC - Delayed Draw	02/01/2029	347
360 Tenth Avenue LLC - Delayed Draw	08/31/2028	4,906
360 Tenth Avenue Mezz Owner LLC - Delayed Draw	08/31/2028	1,789
Abracon Borrower, LLC. - Revolver	06/10/2030	438
ACAMS - Revolver	12/30/2031	4,957
Accelevation LLC - Delayed Draw	01/02/2031	5,854
Accident Care Alliance Holdco LLC - Delayed Draw	08/20/2030	2,104
Accident Care Alliance Holdco LLC - Revolver	08/20/2030	1,466
Advanced Aircrew - Revolver	07/26/2030	557
AEG Vision - Delayed Draw	03/27/2027	22
AeriTek Global CAD Acquisition Inc. - Revolver	08/27/2030	1,365
AgroFresh Solutions - Revolver	04/02/2029	1,138
AGS American Glass Services Acquisition, LLC - Delayed Draw	07/24/2031	709
AGS American Glass Services Acquisition, LLC - Revolver	07/24/2031	2,147
Allbridge - Revolver	06/05/2030	20
Alldent Holding GmbH - Delayed Draw	11/29/2032	1,199
Alogent Holdings, Inc. - Delayed Draw	01/21/2032	6,484
Alogent Holdings, Inc. - Revolver	01/21/2032	1,853
AOM Infusion - Delayed Draw	03/19/2032	8,828
AOM Infusion - Revolver	03/19/2032	2,670
APC Bidco Limited - Delayed Draw	07/18/2033	8,007
Appriss - Revolver	03/10/2031	6,344
ASP-r-pac Acquisition Co LLC - Revolver	12/31/2030	666
Atlas Bidco Pty Ltd - Delayed Draw	06/20/2033	2,171
Atlas Bidco Pty Ltd - Revolver	06/20/2033	375
ATS - Revolver	07/12/2029	2,222
Avalon Bidco Limited - Delayed Draw	04/16/2032	7
Awayday - Delayed Draw	05/06/2032	1,735
Awayday - Revolver	05/06/2032	3,186
AXH Air Coolers - Delayed Draw	10/31/2029	10,425
AXH Air Coolers - Revolver	10/31/2029	1,303
BCC Eden Rock I Investments 2, Ltd. - Delayed Draw	07/08/2038	72,999
BCPC LI, LLC - Delayed Draw	10/29/2032	1,830
BCPC LI, LLC - Revolver	10/29/2032	366
Beacon Specialized Living - Delayed Draw	03/25/2028	3,713
Beacon Specialized Living - Revolver	03/27/2028	597
Blackbird Purchaser, Inc. - Revolver	12/19/2029	801
BLDG 600 Third Ave Mezz Owner I LLC - Delayed Draw	09/30/2029	45

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
BLDG 600 Third Ave TIC I LLC - Delayed Draw	09/30/2029	$4
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,980
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	8,497
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	3,365
BTX Precision - Delayed Draw	07/25/2030	2,498
BTX Precision - Revolver	07/25/2030	2,297
Chase Industries, Inc. - Revolver	11/12/2029	6,752
Chex Finer Foods, LLC - Delayed Draw	06/06/2031	3,469
Chex Finer Foods, LLC - Revolver	06/06/2031	4,375
Chilton - Delayed Draw	02/05/2031	10,277
Chilton - Revolver	02/05/2031	1,991
Choreo - Delayed Draw	02/18/2028	1,041
City BBQ - Delayed Draw	09/04/2030	3,260
City BBQ - Revolver	09/04/2030	2,519
Comet BidCo Limited - Delayed Draw	01/30/2032	1,139
Comet BidCo Limited - Revolver	01/30/2032	2,846
CorePower Yoga, LLC - Delayed Draw	04/30/2031	276
CorePower Yoga, LLC - Revolver	04/30/2031	2,590
CRH Healthcare Purchaser, Inc. - Delayed Draw	09/17/2031	8,241
CRH Healthcare Purchaser, Inc. - Revolver	09/17/2031	3,297
Cube - Delayed Draw	05/21/2031	20
Cube - Delayed Draw	05/21/2031	1
Discovery Senior Living - Delayed Draw	03/18/2030	14
Discovery Senior Living - Delayed Draw	03/18/2030	734
Discovery Senior Living - Revolver	03/18/2030	924
Duraco - Revolver	06/06/2029	446
E-Tech Group - Revolver	04/09/2030	731
Easy Ice - Delayed Draw	10/30/2030	1,576
Easy Ice - Revolver	10/30/2030	1,621
EHE Health - Revolver	08/07/2030	1,783
Eide Bailly Advisory LLC - Delayed Draw	07/29/2033	9,080
Eide Bailly Advisory LLC - Revolver	07/29/2033	6,053
Electronic Merchant Systems - Revolver	08/01/2030	814
Elevation NewCo, LLC - Revolver	08/01/2031	4,391
Endurion CDS Holdings, Inc. - Revolver	07/02/2032	801
Engineered Products Co., LLC - Revolver	08/12/2031	850
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	1,577
EXT Acquisitions, Inc. - Revolver	12/19/2031	1,653
Facts Global Energy - Delayed Draw	12/20/2031	268

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Facts Global Energy - Delayed Draw	12/20/2031	$147
FBWS Development Mezz LLC - Delayed Draw	03/16/2029	653
FBWS Development Senior LLC - Delayed Draw	03/16/2029	515
FC DOLMANS B.V. - Delayed Draw	03/04/2033	861
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	04/05/2032	560
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	04/05/2032	7,223
Fifty U.S. Bidco Inc - Delayed Draw	08/01/2031	4,080
Fifty U.S. Bidco Inc - Revolver	08/01/2031	878
G-3 Frax Acquisition LLC - Revolver	01/30/2032	2,778
G702 Buyer, Inc. - Revolver	07/02/2031	1,506
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,575
Galanthus Group Holdings, Limited - Delayed Draw	12/24/2031	5,567
Global HC Logistics Lower Intermediate, LLC - Revolver	08/15/2033	2,572
Harbor IT, LLC - Delayed Draw	03/13/2031	23,207
Harbor IT, LLC - Revolver	03/13/2031	5,028
Heads Up Technologies, Inc. - Revolver	07/23/2030	3,428
Hellers - Delayed Draw	09/30/2030	84
Hempz - Revolver	10/25/2029	2,353
HLSG Intermediate, LLC - Delayed Draw	02/02/2033	564
HLSG Intermediate, LLC - Revolver	02/02/2033	3,006
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	701
ICAT Logistics, Inc. - Delayed Draw	03/01/2029	6
ICAT Logistics, Inc. - Revolver	03/01/2029	998
ICAT Logistics, Inc. - Revolver	03/01/2029	617
KAMC Holdings, Inc. - Revolver	08/01/2031	3,287
Kids2, LLC - Revolver	04/14/2031	3,599
Lightspeed Buyer, Inc. - Delayed Draw	02/06/2032	9,992
Lightspeed Buyer, Inc. - Revolver	02/06/2032	1,932
Lindstrom, LLC - Revolver	12/30/2032	6,687
LogRhythm, Inc. - Revolver	07/02/2029	392
masLabor - Delayed Draw	04/05/2032	5,344
masLabor - Revolver	04/05/2032	2,673
Master ConcessionAir - Revolver	06/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/20/2027	13,537
Mecp1 Reno 1, LLC - Delayed Draw	12/18/2028	8,102
Meteor UK Bidco Limited - Revolver	11/14/2031	181
Monarch Collective Holdings, LLC - Delayed Draw	03/17/2032	16,851
Monarch Collective Holdings, LLC - Revolver	03/17/2032	2,884
Morrow Sodali - Delayed Draw	10/25/2029	7,326
Morrow Sodali - Revolver	10/25/2029	7,421

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Nafinco - Delayed Draw	08/29/2031	$233
New Milani Group LLC - Delayed Draw	06/26/2031	919
New Milani Group LLC - Revolver	06/26/2031	2,757
Odyssey Behavioral Health - Revolver	11/21/2030	3,445
OGH Bidco Limited - Delayed Draw	06/29/2029	2,678
ORBCOMM Inc. - Delayed Draw	04/27/2032	4,153
ORBCOMM Inc. - Revolver	04/27/2032	6,977
Orchard Park BidCo, Inc. - Delayed Draw	04/21/2033	13,298
Orchard Park BidCo, Inc. - Revolver	04/21/2033	7,092
OSP ARA Purchaser, LLC - Delayed Draw	07/14/2033	11,941
OSP ARA Purchaser, LLC - Delayed Draw	07/14/2033	3,674
OSP ARA Purchaser, LLC - Revolver	07/14/2033	3,307
Owl Acquisition, LLC - Delayed Draw	04/17/2032	2,722
Owl Acquisition, LLC - Revolver	04/17/2032	6,328
PayRange - Revolver	10/31/2030	843
Pharmacy Partners - Revolver	02/28/2029	2,160
Phlur LLC - Revolver	05/03/2032	4,624
Plaskolite PPC Intermediate II LLC - Revolver	02/07/2030	831
PMA - Revolver	01/31/2031	1,191
PMA - Revolver	01/31/2031	682
Polar Technology Buyer Ltd - Delayed Draw	02/27/2032	2,063
Polar Technology Buyer Ltd - Revolver	02/27/2032	309
PPT Group - Delayed Draw	02/28/2031	667
PPT Group - Revolver	02/28/2031	356
Precision Concepts Parent Inc. - Revolver	08/02/2032	2,766
PRGX - Delayed Draw	12/20/2030	7,749
Pricelabs Revenue Inc. - Delayed Draw	03/17/2033	11,785
Pricelabs Revenue Inc. - Revolver	03/17/2033	5,893
Psychiatric Medical Care LLC - Revolver	07/01/2032	3,972
Pure Wafer - Revolver	11/12/2030	2,308
QPE Alpha 4 Pty Ltd - Delayed Draw	02/05/2032	176
Red Nucleus - Revolver	10/17/2031	1,579
RedMed Operations (Collage Rehabilitation) - Delayed Draw	02/28/2031	7,323
RedMed Operations (Collage Rehabilitation) - Revolver	02/28/2031	2,636
RetailNext - Revolver	12/05/2030	750
RoC Skincare - Revolver	02/21/2030	3,815
Saturn Purchaser Corp. - Revolver	07/22/2030	996
SauceCo HoldCo, LLC - Revolver	05/13/2030	1,599
Secovia Ferro Buyer LLC - Delayed Draw	08/11/2032	3,107
Secovia Ferro Buyer LLC - Revolver	08/11/2032	1,553

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
SensorTower - Revolver	03/15/2029	$526
Shennong Buyer, Inc. - Revolver	05/06/2033	4,091
Simplicity - Delayed Draw	12/31/2031	24
Simplicity - Revolver	12/31/2031	2,532
Slingmax Acquisition, LLC - Delayed Draw	09/30/2033	10,887
Slingmax Acquisition, LLC - Revolver	09/30/2033	4,666
Solairus - Delayed Draw	07/22/2030	4,004
Sports Operating Holdings II, LLC - Delayed Draw	06/30/2032	7,220
Sports Operating Holdings II, LLC - Revolver	06/30/2032	10,830
Spotless Brands - Delayed Draw	07/25/2028	5,394
StateServ Acquisition, Inc. - Delayed Draw	07/18/2033	6,995
StateServ Acquisition, Inc. - Revolver	07/18/2033	6,995
STAX Engineering, LLC - Delayed Draw	06/20/2033	9,454
STAX Engineering, LLC - Revolver	06/20/2033	8,405
Substantial Holdco Limited - Delayed Draw	04/20/2030	5,943
Summer Fridays, LLC - Revolver	05/16/2031	2,579
Tangent Technologies Holdings, LLC - Revolver	08/02/2032	5,256
Tartan Bidco Pty. Ltd. - Delayed Draw	12/31/2027	401
Titan Cloud Software, Inc - Delayed Draw	09/07/2029	9,018
TL Sapphire Parent, Inc. - Delayed Draw	01/24/2033	1,433
TL Sapphire Parent, Inc. - Revolver	01/24/2033	4,670
Varo ESI Buyer, LLC - Revolver	05/10/2032	2,591
Vasa Fitness, LLC - Delayed Draw	08/14/2030	2
Vasa Fitness, LLC - Revolver	08/15/2030	1,053
Vatica Health, Inc. - Revolver	10/29/2032	1,824
Vessco Water - Delayed Draw	07/24/2031	4,880
Vessco Water - Revolver	07/24/2031	1,970
Wasabi Technologies LLC - Delayed Draw	04/08/2031	14,325
Wasabi Technologies LLC - Revolver	04/08/2031	2,076
Wealth Enhancement Group (WEG) - Revolver	10/02/2028	293
Wealth Enhancement Group, LLC - Delayed Draw	10/02/2028	5,711
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/20/2032	4,800
WSHP Cottonwood Buyer, LLC - Revolver	12/20/2032	3,600
WU Holdco, Inc. - Delayed Draw	04/19/2032	5,460
WU Holdco, Inc. - Revolver	04/15/2032	1,099
Zeus Fire & Security - Delayed Draw	12/11/2030	2,533
Zeus Fire & Security - Revolver	12/11/2030	736
Total		$745,302
(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2026.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025
	Class I
Per share data:
Net asset value at beginning of period	$25.98	$25.62
Net investment income (1)	2.00	1.80
Net unrealized and realized gains (losses) (1)(2)(7)	(0.17)	0.26
Net increase in net assets resulting from operations (1)(8)	1.83	2.06
Distribution declared (3)	(1.78)	(1.78)
Net asset value at end of period	$26.03	$25.90

Total return (4)	7.28%	8.30%
Shares outstanding, end of period	44,557,462	29,429,825
Weighted average shares outstanding	41,501,986	22,988,430

Ratios/Supplemental data:
Net assets at end of period	$1,159,887	$762,247
Ratio of net investment income to average net assets (5)(9)	10.83%	9.92%
Ratio of net expenses to average net assets (5)(9)	10.70%	10.08%
Portfolio turnover (6)	43.62%	28.39%

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
(9)
For the nine months ended September 30, 2026 and 2025, amounts are annualized except for income taxes, organization costs, incentive fee and expense support received from and recouped by the Advisor. For the nine months ended September 30, 2026 and 2025, the total operating expenses to average net assets were 10.70% and 10.08% for Class I, respectively prior to management fee and incentive fee waivers and expense support. Past performance is not a guarantee of future results. Operating expense may vary in the future based on the amount of capital raised, the Advisor's election to continue expense support, and other unpredictable variables.

Note 11. Subsequent Events

Management has performed an evaluation of subsequent events through November 12, 2026, the date of issuance of the Consolidated Financial Statements. There have been no additional subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the Consolidated Financial Statements as of September 30, 2026, except as discussed below.

Distribution Declaration

On October 26, 2026, the Board declared net distributions of $0.1875 per Class I share, which are payable on or about November 30, 2026 to shareholders of record as of October 30, 2026.

Share Repurchase and Subscriptions

On October 1, 2026, the Company received $60,481,600 of subscriptions and issued 2,323,427 new shares. On November 2, 2026, the Company received $19,203,000 of subscriptions, the shares for which are expected to be issued in accordance with the Company’s subscription procedures.

On November 2, 2026, the Company commenced a tender offer to repurchase up to 5% of its Class I shares outstanding as of September 30, 2026 that will close on November 30, 2026.

7.600% Notes Due 2031

On October 8, 2026, the Company and U.S. Bank Trust Company, National Association (the “Trustee”),entered into an Indenture, dated October 8, 2026, between the Company and the Trustee (the “Base Indenture”) and a First Supplemental Indenture, dated October 8, 2026, between the Company and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance, offer and sale of $350,000,000 aggregate principal amount of its 7.600% notes due 2031 (the “Notes”).

The Notes will mature on October 8, 2031, and may be redeemed in whole or in part at the Company’s option at any time at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the Indenture, and any accrued and unpaid interest. The Notes bear interest at a rate of 7.600% per year payable semiannually on April 8 and October 8 of each year, commencing on April 8, 2027. The Notes are direct unsecured obligations of the Company.

Interest Rate Swap

In connection with the offering of the Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $350,000,000 maturing on October 8, 2031, which aligns with the maturity date of the Notes. The Company will receive fixed rate interest semiannually at 7.60% and pay variable rate interest semiannually based on 3-month quarterly compounded SOFR plus 2.8515%.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2026 and December 31, 2025, 92.3% and 92.4%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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
•
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisers that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company or affiliates in connection with such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services);
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

To the extent that expenses to be borne by us are paid by our Advisor, we will generally reimburse our Advisor for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. We incurred expenses related to the Administrator of $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $0.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.7 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Advisor will not be reimbursed to the extent that such reimbursements would cause any distributions to our shareholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our shareholders.

BCSF Advisors, LP, in its capacity as our investment adviser prior to September 28, 2023, and the Advisor advanced all expenses incurred on our behalf through the date on which we broke escrow for our offering.

Leverage

From time to time, we may borrow funds, including under our credit facilities, or issue debt securities or preferred securities to make additional investments or for other purposes. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of borrowed funds or the proceeds of preferred securities offerings to make investments has specific benefits and risks, and all of the costs of borrowing funds or issuing preferred securities are borne by our shareholders. As a BDC, with certain limited exceptions, we may only borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is in compliance with the ratio for BDCs set forth in the 1940 Act. The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The Company's sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on November 11, 2022; previously the threshold was 200%. As of September 30, 2026 and December 31, 2025, the Company's asset coverage ratio was 184.4% and 216.9%, respectively.

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

The third quarter of 2026 was defined by a hawkish policy shift, as the Fed raised rates in September in response to persistent inflation pressure, particularly from energy. U.S. economic growth remained resilient, though uncertainty around AI investment, geopolitical conflict and the political backdrop added to volatility. As part of our standard portfolio management process, we proactively evaluate the impact of these developments on our business and the companies we lend to. We continue to monitor the economic environment and believe our experience investing through multiple cycles, disciplined approach and focus on the core middle market position us well to navigate this market landscape.

Portfolio and Investment Activity

During the three months ended September 30, 2026, we invested $402.9 million, including PIK, in 102 portfolio companies, and had $219.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $183.3 million for the period. Of the $402.9 million invested during the three months ended September 30, 2026, $102.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended September 30, 2025, we invested $290.9 million, including PIK, in 61 portfolio companies, and had $113.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $177.1 million for the period. Of the $290.9 million invested during the three months ended September 30, 2025, $21.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the nine months ended September 30, 2026, we invested $1.6 billion, including PIK, in 142 portfolio companies, and had $885.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $727.6 million for the period. Of the $1.6 billion invested during the nine months ended September 30, 2026, $264.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the nine months ended September 30, 2025, we invested $930.4 million, including PIK, in 134 portfolio companies, and had $295.9 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $634.5 million for the period. Of the $930.4 million invested during the nine months ended September 30, 2025, $81.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
					Weighted Average Yield (1)(3) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loan	$2,041,205	85.3%	$2,037,776	84.8%	9.7%	9.7%
Second Lien Senior Secured Loan	19,054	0.8	19,132	0.8	12.9	12.9
Subordinated Debt	140,082	5.9	139,076	5.8	15.4	15.4
Preferred Equity	47,994	2.0	49,767	2.1	12.7	12.5
Equity Interest	31,175	1.3	44,028	1.8	N/A	N/A
Warrants	—	—	696	0.0	N/A	N/A
Investment Vehicles(2)	112,465	4.7	111,985	4.7	16.1	15.7
Total	$2,391,975	100.0%	$2,402,460	100.0%	10.4%	10.4%
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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2026:

As of
September 30, 2026
Number of portfolio companies	173
Percentage of debt bearing a floating rate (1)	92.3%
Percentage of debt bearing a fixed rate (1)	7.7%
(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	151
Percentage of debt bearing a floating rate (1)	92.4%
Percentage of debt bearing a fixed rate (1)	7.6%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,391,975	100.0%	$2,402,460	100.0%
Non-accrual	—	—	—	—
Total	$2,391,975	100.0%	$2,402,460	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,651,066	99.2%	$1,671,912	99.4%
Non-accrual	13,926	0.8	9,346	0.6
Total	$1,664,992	100.0%	$1,681,258	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, there were no investments on non-accrual. As of December 31, 2025, there was one loan on non-accrual.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$2,041,205	83.3%	$2,037,776	82.8%
Second Lien Senior Secured Loan	19,054	0.8	19,132	0.8
Subordinated Debt	140,082	5.7	139,076	5.7
Preferred Equity	47,994	2.0	49,767	2.0
Equity Interest	31,175	1.3	44,028	1.8
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	105,240	4.3	105,239	4.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	6	0.0
Equity Interests in Investment Vehicles (1)	7,215	0.3	6,740	0.3
Cash and cash equivalents	53,701	2.2	53,701	2.2
Foreign cash	2,614	0.1	2,605	0.1
Restricted cash	50	0.0	50	0.0
Total	$2,448,340	100.0%	$2,458,816	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
2	$2,397,833	99.8%	171	98.8%
3	4,627	0.2	2	1.2
Total	$2,402,460	100.0%	173	100.0%
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

Bain Capital Senior Loan Program II, LLC

On December 27, 2024, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program II, LLC (“SLP II”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP II. Total initial capital commitments to SLP II were $100 million. The Company and Amberstone each made an initial capital commitment to SLP II of $50 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP II seeks to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP II must be approved by representatives of the Company and Amberstone. Effective as of November 18, 2025, the Company and Amberstone each made an additional $100 million capital commitment to SLP II. As of September 30, 2026, the total capital commitments to SLP II were $300 million.

As of September 30, 2026, the fair value of the Company’s investment in SLP II consisted of subordinated notes of $105.2 million, preferred equity interests of $0.01 million and equity interests of $6.7 million. As of December 31, 2025, the fair value of the Company's investment in SLP II consisted of subordinated notes of $20.2 million, preferred equity interests of $0.06 million and equity interests of $7.0 million. The Company and Amberstone each appointed two members to SLP II’s four-person Member Designees’ Committee. All material decisions with respect to SLP II, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. The Company does not consolidate its investments in SLP II as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP II due to the allocation of voting rights among SLP II members.

The following table is a summary of SLP II's portfolio at fair value:

	As of	As of
	September 30, 2026	December 31, 2025
Total investments	$739,185	$141,011
Weighted average yield on investments	9.3%	9.2%
Number of borrowers in SLP II	76	27
Largest portfolio company investment	$16,540	$9,975
Total of five largest portfolio company investments	$81,206	$34,742
Unfunded commitments	$2,276	$—

Results of Operations

Our operating results for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Total investment income	$65,047	$36,434
Total expenses, net of fee waivers	34,982	20,151
Net investment income before taxes	30,065	16,283
Less: Income taxes, including excise tax	262	130
Net investment income	29,803	16,153
Net realized gain (loss)	(1,469)	(237)
Net change in unrealized appreciation	4,050	5,424
Net increase in net assets resulting from operations	$32,384	$21,340

Our operating results for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Total investment income	$173,280	$88,338
Total expenses, net of fee waivers	89,495	46,638
Net investment income before taxes	83,785	41,700
Less: Income taxes, including excise tax	720	343
Net investment income	83,065	41,357
Net realized gain (loss)	(6,101)	596
Net change in unrealized appreciation	(161)	6,410
Net increase in net assets resulting from operations	$76,803	$48,363

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Interest from investments	$53,194	$30,306
Dividend income	3,185	742
PIK income	5,547	3,422
Other income	3,121	1,964
Total investment income	$65,047	$36,434

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $53.2 million for the three months ended September 30, 2026 from $30.3 million for the three months ended September 30, 2025, due to an increase in investment portfolio size.

Dividend income increased to $3.2 million for the three months ended September 30, 2026 from $0.7 million for the three months ended September 30, 2025, due to an increase in investment portfolio size.

PIK income increased to $5.5 million for the three months ended September 30, 2026 from $3.4 million for the three months ended September 30, 2025, due to an increase in investment portfolio size and the number of investments earning PIK income.

Other income increased to approximately $3.1 million for the three months ended September 30, 2026 from $2.0 million for the three months ended September 30, 2025, primarily due to an increase in investment portfolio size and upfront, commitment and closing fees earned on direct origination investments during the quarter.

As of September 30, 2026, the weighted average yield of our investment portfolio increased to 10.4% from 10.3% as of September 30, 2025, at amortized cost.

The composition of our investment income for the nine months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Interest from investments	$141,332	$73,668
Dividend income	6,477	1,550
PIK income	13,833	6,612
Other income	11,638	6,508
Total investment income	$173,280	$88,338

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $141.3 million for the nine months ended September 30, 2026 from $73.7 million for the nine months ended September 30, 2025, due to an increase in investment portfolio size.

Dividend income increased to $6.5 million for the nine months ended September 30, 2026 from $1.6 million for the nine months ended September 30, 2025, due to an increase in investment portfolio size.

PIK income increased to $13.8 million for the nine months ended September 30, 2026 from $6.6 million for the nine months ended September 30, 2025, due to an increase in investment portfolio size and the number of investments earning PIK income.

Other income increased to approximately $11.6 million for the nine months ended September 30, 2026 from $6.5 million for the nine months ended September 30, 2025, primarily due to an increase in investment portfolio size and upfront, commitment and closing fees earned on certain direct origination investments during the period.

As of September 30, 2026, the weighted average yield of our investment portfolio increased to 10.4% from 10.3% as of September 30, 2025, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Interest and debt financing expenses	21,476	$11,218
Incentive fee on income	5,327	3,122
Incentive fee (reversal) on capital gains	388	1,505
Professional fees and operating expenses	516	412
Base management fee	4,693	2,578
Amortization of deferred offering costs	100	—
Trustee fees	114	114
Other general and administrative expenses	1,676	1,045
Total expenses, before fee waivers	$34,290	$19,994
Expense recoupment (support)	692	157
Total expenses, net of fee waivers	$34,982	$20,151

The composition of our operating expenses for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Interest and debt financing expenses	$55,109	$26,853
Incentive fee on income	14,498	7,569
Incentive fee (reversal) on capital gains	(946)	1,505
Professional fees and operating expenses	1,390	1,024
Base management fee	12,586	6,271
Amortization of deferred offering costs	100	—
Trustee fees	343	337
Other general and administrative expenses	4,502	2,732
Total expenses, before fee waivers	$87,582	$46,291
Expense recoupment (support)	1,913	347
Total expenses, net of fee waivers	$89,495	$46,638

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $21.5 million and $11.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase was driven by an increase in portfolio and investment activities. Interest and debt financing expenses on our borrowings totaled approximately $55.1 million and $26.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was driven by an increase in portfolio and investment activities. The weighted average principal debt balance outstanding for the three months ended September 30, 2026 and 2025 was $1,328.8 million and $636.2 million, respectively. The weighted average principal debt balance outstanding for the nine months ended September 30, 2026 and 2025 was $1,153.1 million and $494.5 million, respectively.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was 5.9% and 6.5% respectively.

Management Fee

Management fee (net of waivers) increased to $4.7 million for the three months ended September 30, 2026 from $2.6 million for the three months ended September 30, 2025. No management fees were waived for the three months ended September 30, 2026 and 2025.

Management fee (net of waivers) increased to $12.6 million for the nine months ended September 30, 2026 from $6.3 million for the nine months ended September 30, 2025. No management fees were waived for the nine months ended September 30, 2026 and 2025.

Incentive Fee

Incentive fee on income was $5.3 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. The following table summarizes the incentive fee on income for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Trailing twelve quarter pre-incentive fee net investment income	$204,375	$83,155
Trailing twelve quarter Net Capital Loss	—	—
Cumulative Net Return	204,375	83,155
Incentive fee rate on Cumulative Net Return	15.0%	15.0%
Incentive Fee Cap	30,656	12,473
Incentive Fee Waiver	(289)	(289)
Prior eleven quarter payments	(25,040)	(9,062)
Total incentive fee	$5,327	$3,122

Incentive fee (reversal) on capital gains was $0.4 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was driven by the decrease in net cumulative capital gains.

Incentive fee (reversal) on capital gains was $(0.9) million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was driven by the decrease in net cumulative capital gains.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.2 million for the three months ended September 30, 2026 from $1.5 million for the three months ended September 30, 2025, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $5.9 million for the nine months ended September 30, 2026 from $3.8 million for the nine months ended September 30, 2025, primarily due to an increase in costs associated with servicing our investment portfolio.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Advisor. For additional information see Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 5. "Related Party Transactions". For the three months ended September 30, 2026 the Company did not receive expense support from the Advisor, and repaid the Advisor $0.7 million for expenses previously paid by the Advisor on behalf of the Company. For the three months ended September 30, 2025, the Company did not receive expense support from the Advisor, and repaid the Advisor $0.2 million for expenses previously paid by the Advisor on behalf of the Company. For the nine months ended September 30, 2026 the Company did not receive expense support from the Advisor, and repaid the Advisor $1.9 million for expenses previously paid by the Advisor on behalf of the Company. For the nine months ended September 30, 2025, the Company did not receive expense support from the Advisor, and repaid the Advisor $0.3 million for expenses previously paid by the Advisor on behalf of the Company.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Gross realized gain on investments	$697	$452
Gross realized loss on investments	(2,292)	(466)
Gross realized gain on foreign currency transactions	120	79
Gross realized loss on foreign currency transactions	(1)	(11)
Gross realized loss on foreign currency of debt	—	(2)
Gross realized gain on forward currency exchange contracts	203	—
Gross realized loss on forward currency exchange contracts	(196)	(289)
Gross realized gains (losses)	$(1,469)	$(237)

Change in unrealized appreciation on investments	$10,126	$7,105
Change in unrealized depreciation on investments	(6,731)	(2,814)
Net change in unrealized appreciation on investments	3,395	4,291
Net change in unrealized appreciation on foreign currency translation	17	(91)
Net change in unrealized appreciation on forward currency exchange contracts	388	698
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	405	607
Net change in unrealized appreciation on foreign currency translation on debt	250	526
Net change in unrealized appreciation	$4,050	$5,424

For the three months ended September 30, 2026, realized gains and losses were primarily driven by broad based sales and paydowns of our investments.

For the three months ended September 30, 2025, realized gains and losses were driven by broad based sales and paydowns of our investments.

For the three months ended September 30, 2026, we had $10.1 million in unrealized appreciation on 68 portfolio company investments, which was offset by $6.7 million in unrealized depreciation on 128 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2026 resulted from positive valuation adjustments on certain portfolio companies, including Abracon Group Holding, LLC HG Insights, Inc. and Accelevation. The largest contributor to unrealized depreciation for the three months ended September 30, 2026 was CR Buyer.

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

For the three months ended September 30, 2026 and 2025, we had net unrealized appreciation on forward currency exchange contracts of $0.4 million and $0.7 million, respectively. For three months ended September 30, 2026, unrealized appreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts. For the three months ended September 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Gross realized gain on investments	$5,078	$1,105
Gross realized loss on investments	(8,977)	(1,534)
Gross realized gain on foreign currency transactions	79	570
Gross realized loss on foreign currency transactions	(112)	—
Net realized loss on foreign currency of debt	—	(2)
Gross realized gain on forward currency exchange contracts	—	505
Gross realized loss on forward currency exchange contracts	(2,169)	(48)
Net realized gains (losses)	$(6,101)	$596

Change in unrealized appreciation on investments	$15,166	$18,874
Change in unrealized depreciation on investments	(20,947)	(5,079)
Net change in unrealized appreciation on investments	(5,781)	13,795
Net change in unrealized appreciation on foreign currency translation	(3)	157
Net change in unrealized appreciation on forward currency exchange contracts	4,681	(4,625)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	4,678	(4,468)
Net change in unrealized appreciation on foreign currency translation on debt	942	(2,917)
Net change in unrealized appreciation	$(161)	$6,410

For the nine months ended September 30, 2026, realized gains were driven by the sale of the Company's equity interest in BTX Precision, the repayment of the Company's investment in Masco and other broad based sales and paydowns of our investments. For the nine months ended September 30, 2026, realized losses were primarily driven by the restructuring of our investment in Abracon Borrower, LLC.

For the nine months ended September 30, 2025, realized gains and losses were driven by broad based sales and paydowns of our investments.

For the nine months ended September 30, 2026, we had $15.2 million in unrealized appreciation on 52 portfolio company investments, which was offset by $20.9 million in unrealized depreciation on 152 portfolio company investments. Unrealized appreciation for nine months ended September 30, 2026 resulted from the reversal of prior unrealized depreciation due to the restructuring of our investment in Abracon Borrower, LLC, as well as positive valuation adjustments on other portfolio companies, including High Divide and HG Insights. Unrealized depreciation was primarily due to company specific valuation adjustments, including our investments in Chilton and Chartbeat and the reversal of prior unrealized appreciation due to the sale of BTX Precision.

For the nine months ended September 30, 2025, we had $18.9 million in unrealized appreciation on 75 portfolio company investments, which was offset by $5.1 million in unrealized depreciation on 75 portfolio company investments. Unrealized appreciation for the nine months ended September 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation was primarily due to a widening of credit spreads and negative valuation adjustments.

For the nine months ended September 30, 2026 and 2025, we had net unrealized appreciation on forward currency exchange contracts of $4.7 million and $(4.6) million, respectively. For the nine months ended September 30, 2026, unrealized appreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts. For the nine months ended September 30, 2025, unrealized depreciation on forward currency exchange contracts were due to EUR, GBP, AUD, and NZD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Net realized loss on foreign currency of debt	—	(2)
Net realized gain on foreign currency transactions	119	68
Net realized loss on forward currency exchange contracts	7	(289)
Net change in unrealized appreciation on investments due to foreign currency translation	(664)	(857)
Net change in unrealized appreciation on foreign currency translation	17	(91)
Net change in unrealized appreciation on forward currency exchange contracts	388	698
Net change in unrealized appreciation on debt foreign currency translation	250	526
Foreign currency impact to net increase in net assets resulting from operations	$117	$53

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(0.3) million and $(0.4) million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.4 million and $0.4 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net realized loss on foreign currency of debt	—	(2)
Net realized gain (loss) on foreign currency transactions	(33)	570
Net realized gain (loss) on forward currency exchange contracts	(2,169)	457
Net realized gain (loss) on investments due to foreign currency translation	503	—
Net change in unrealized appreciation on investments due to foreign currency translation	(3,430)	6,626
Net change in unrealized appreciation on foreign currency translation	(3)	157
Net change in unrealized appreciation on forward currency exchange contracts	4,681	(4,625)
Net change in unrealized appreciation on debt due to foreign currency	942	(2,917)
Foreign currency impact to net increase in net assets resulting from operations	$491	$266

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(2.0) million and $4.4 million related to realized and unrealized gains and losses on investments, debt, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.5 million and $(4.2) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2026 and 2025, the net increase in net assets resulting from operations was $32.4 million and $21.3 million, respectively. Based on the weighted average Common Shares outstanding for the three months ended September 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.73 and $0.77, respectively.

For the nine months ended September 30, 2026 and 2025, the net increase in net assets resulting from operations was $76.8 million and $48.4 million, respectively. Based on the weighted average Common Shares outstanding for the nine months ended September 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $1.85 and $2.06, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 184.4% and 216.9%, respectively.

As of September 30, 2026 and December 31, 2025, we had $56.4 million and $38.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2026, we had approximately $340.0 million of availability on our SMBC Revolving Credit Facility, $12.1 million of availability on our GS Revolving Credit Facility and $99.4 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2025, we had approximately $455.0 million of availability on our SMBC Revolving Credit Facility, $19.3 million of availability on our GS Revolving Credit Facility and $32.9 million of availability on our JPM Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2026, cash, foreign cash, restricted cash, and cash equivalents increased by $18.2 million. During the nine months ended September 30, 2026, we used $718.4 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $1,595.5 million, which was offset by proceeds from principal payments and sales of investments of $823.6 million and a net increase in assets resulting from operations of $76.8 million.

For the nine months ended September 30, 2026, financing activities provided $736.7 million, primarily due to net borrowings on our revolving credit facilities and proceeds from issuance of Common Shares.

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

During the nine months ended September 30, 2025, financing activities provided $641.5 million, primarily due to net borrowings on our revolving credit facilities and proceeds from issuance of Common Shares.

Equity

As of September 30, 2026, the Company had 44,557,462 Class I shares, 0 Class S shares, and 0 Class D shares issued and outstanding.

As of December 31, 2025, the Company had 35,671,560 Class I shares, 0 Class S shares, and 0 Class D shares issued and outstanding.

Debt

The Company’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value(1)	Committed	Outstanding	Value(1)
GS Revolving Credit Facility	$250,000	$237,891	$237,891	$200,000	$180,669	$180,669
JPM Revolving Credit Facility	400,000	300,605	300,605	250,000	217,053	217,053
SMBC Revolving Credit Facility	900,000	560,000	560,000	575,000	120,000	120,000
2025 Senior Notes, Tranche A	110,000	110,000	106,201	110,000	110,000	109,104
2025 Senior Notes, Tranche B	165,000	165,000	155,553	165,000	165,000	163,505
Total Debt	$1,825,000	$1,373,496	$1,360,250	$1,300,000	$792,722	$790,331

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs and adjusted for the carrying-value adjustment of the hedged item.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. Debt” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 11. Subsequent Events”.

Distribution Policy

The following table summarizes distributions declared during the nine months ended September 30, 2026 (dollars in thousands, except per share data):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 27, 2026	January 30, 2026	February 27, 2026	$0.1875	$7,099
February 27, 2026	February 27, 2026	March 31, 2026	0.1875	7,226
March 31, 2026	March 31, 2026	April 30, 2026	0.2175	8,578
April 29, 2026	April 30, 2026	May 29, 2026	0.1875	7,532
May 29, 2026	May 29, 2026	June 30, 2026	0.1875	7,572
June 24, 2026	June 30, 2026	July 31, 2026	0.2175	9,657
July 24, 2026	July 31, 2026	August 31, 2026	0.1875	8,246
August 25, 2026	August 31, 2026	September 30, 2026	0.1875	8,326
September 25, 2026	September 30, 2026	October 30, 2026	0.2175	9,710
Total distributions declared			$1.7775	$73,946

The following table summarizes distributions declared during the nine months ended September 30, 2025 (dollars in thousands, except per share data):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
January 29, 2025	January 31, 2025	February 28, 2025	$0.1875	$2,725
February 24, 2025	February 28, 2025	March 31, 2025	0.1875	3,179
March 17, 2025	March 31, 2025	April 30, 2025	0.1875	3,354
April 24, 2025	April 30, 2025	May 30, 2025	0.1875	4,616
May 28, 2025	May 30, 2025	June 30, 2025	0.1875	4,654
June 25, 2025	June 30, 2025	July 31, 2025	0.2475	6,211
July 18, 2025	July 31, 2025	August 29, 2025	0.1875	4,781
August 27, 2025	August 29, 2025	September 30, 2025	0.1875	5,248
September 26, 2025	September 30, 2025	October 31, 2025	0.2175	6,401
Total distributions declared			$1.7775	$41,169

Distributions to common shareholders are recorded on the record date. To the extent that we have income available, we intend to distribute monthly distributions to our shareholders. Any distributions to our shareholders will be declared out of assets legally available for distribution.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the nine months ended September 30, 2026 and 2025:

	During the Nine Months Ended September 30, 2026
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.78	$73,946
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.78	$73,946

	During the Nine Months Ended September 30, 2025
	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.78	$41,169
Net realized gains	—	—	—	—	—	—
Distribution in excess of net investment income	—	—	—	—	—	—
	$—	$—	$—	$—	$1.78	$41,169

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Percentage of
	Outstanding Shares			Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Price Paid	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	per Share(1)	(all classes)(2)	(all classes)	Purchased(3)
March 3, 2026	5.00%	March 31, 2026	$25.83	$9,310	360,505	1.01%
June 1, 2026	5.00%	June 30, 2026	$25.89	$12,780	496,278	1.27%
September 1, 2026	5.00%	September 30, 2026	$26.03	$2,386	91,611	0.21%

(1)
Represents the NAV per share as of the last calendar day of the applicable quarter. Does not reflect Early Repurchase Deduction, if any.
(2)
Amounts shown are net of early repurchase deduction, if any.
(3)
Percentage is based on total shares as of the close of the previous calendar quarter.

	Percentage of
	Outstanding Shares			Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Price Paid	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	per Share(1)	(all classes)(2)	(all classes)	Purchased(3)
March 3, 2025	5.00%	March 31, 2025	$25.69	$473	18,400	0.10%
June 2, 2025	5.00%	June 30, 2025	$25.73	$1,220	47,427	0.27%
August 29, 2025	5.00%	September 30, 2025	$25.90	$5	191	0.00%

(1)
Represents the NAV per share as of the last calendar day of the applicable quarter. Does not reflect Early Repurchase Deduction, if any.
(2)
Amounts shown are net of early repurchase deduction, if any.
(3)
Percentage is based on total shares as of the close of the previous calendar quarter.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2026, we had $745.3 million of unfunded commitments under loan and financing agreements.

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

On September 28, 2023, the Company entered into the Investment Advisory Agreement with the Advisor. The Investment Advisory Agreement was initially approved by the Board and approved by the sole shareholder on September 28, 2023. In connection with the Company’s entry into the Investment Advisory Agreement, the Company’s prior investment advisory agreement with BCSF Advisors, LP was terminated on September 28, 2023. The Investment Advisory Agreement has the same material terms as the prior investment advisory agreement. Pursuant to the Investment Advisory Agreement, the Base Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents and the incentive fee comprised of two parts, net investment income and capital gains.

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement was initially approved by our Board on September 28, 2023. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment. In connection with our entry into the Administration Agreement, the Company’s prior administration agreement with BCSF Advisors, LP (the “Prior Administration Agreement”) was terminated on September 28, 2023. The Administration Agreement has the same material terms as the Prior Administration Agreement.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$237,891	$—	$—	$237,891	$—
JPM Revolving Credit Facility	300,605	—	—	300,605	—
SMBC Revolving Credit Facility	560,000	—	—	560,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$1,373,496	$—	$110,000	$1,263,496	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
GS Revolving Credit Facility	$180,669	$—	$—	$180,669	$—
JPM Revolving Credit Facility	217,053	—	—	217,053	—
SMBC Revolving Credit Facility	120,000	—	—	120,000	—
2025 Senior Notes, Tranche A	110,000	—	110,000	—	—
2025 Senior Notes, Tranche B	165,000	—	—	165,000	—
Total Debt Obligations	$792,722	$—	$110,000	$682,722	$—

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

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Investments—Our debt investments may be risky, and we could lose all or part of our investments” in our Annual Report. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of September 30, 2026, 92.3% of our debt investments based on fair value had floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 1.0% and the majority of our debt investments have a floor of 1.0%. The GS Revolving Credit Facility, the JPM Revolving Credit Facility and the SMBC Revolving Credit Facility bear interest at variable interest rates with a floor of 0%. Our Series 2025 Senior Notes are hedged against interest rate swap instruments.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Assuming that the statement of financial condition as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees:

			Net Increase
	Increase	Increase	(Decrease) in
	(Decrease) in	(Decrease) in	Net Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(20,574)	$(13,735)	$(5,813)
Down 200 basis points	(40,162)	(27,470)	(10,788)
Down 300 basis points	(58,920)	(41,132)	(15,120)
Up 100 basis points	20,775	13,735	5,984
Up 200 basis points	41,550	27,470	11,968
Up 300 basis points	62,326	41,205	17,953

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We currently employ and may in the future continue to employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us. We utilize and may in the future continue to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2026, the net unrealized appreciation of our forward foreign currency exchange contracts totaled $1.9 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and in our registration statement on Form N-2 are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2026, there have been no material changes to the risk factors set forth in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to Item 3.02 in our Current Reports on Form 8-K filed with SEC on August 25, 2026 and September 25, 2026 for information about unregistered sales of our equity securities during the quarter ended September 30, 2026.

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

The following table sets forth information regarding repurchases of shares of our Common Shares during the nine months ended September 30, 2026 (dollars in thousands):

	Percentage of
	Outstanding Shares			Amount	Number of Shares	Percentage of
Repurchase	the Company	Repurchase	Price Paid	Repurchased	Repurchased	Outstanding Shares
Request Deadline	Offered to Repurchase	Pricing Date	per Share(1)	(all classes)(2)	(all classes)	Purchased(3)
March 3, 2026	5.00%	March 31, 2026	$25.83	$9,310	360,505	1.01%
June 1, 2026	5.00%	June 30, 2026	$25.89	$12,780	496,278	1.27%
September 1, 2026	5.00%	September 30, 2026	$26.03	$2,386	91,611	0.21%

(1) Represents the NAV per share as of the last calendar day of the applicable quarter. Does not reflect Early Repurchase Deduction, if any.

(2) Amounts shown are net of early repurchase deduction, if any.
(3) Percentage is based on total shares as of the close of the previous calendar quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-K (File No. 814-01474), filed on March 12, 2026).

10.1

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated July 14, 2026, by and among the Company, as borrower, the subsidiary guarantors party, the lenders and issuing banks party and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-01474), filed on July 17, 2026.)

10.2

Commitment Increase Supplement, dated as of August 5, 2026, by and among the Company, Western Alliance Bank, as assuming lender, Citibank, N.A., as assuming lender, and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q (File No. 814-01474), filed on August 14, 2026).

10.3*	Commitment Increase Request, dated as of September 30, 2026, by and among the Company and Sumitomo Mitsui Banking Corporation, as administrative agent.

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

Bain Capital Private Credit

Date: November 12, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer